Form 10-K
period 2013-11-30
Exeo Entertainment, Inc.
filed 2014-03-13
CIK 1528760

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended NOVEMBER 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 333-190690

EXEO ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-2224704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4478 Wagon Trail Ave., Las Vegas, NV 89118

(Address of principal executive offices and Zip Code)

(702) 361-3188

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: 510,000

Common Stock, $0.0001 par value per share	None; These securities are quoted on the OTC Bulletin Board (OTCBB) and OTC Markets (OTCQB)
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of February 28, 2014, the last business day of the registrant's most recently completed first fiscal quarter, is undeterminable. The total number of stock held by non-affiliates of the registrant as of this date was 6,176,914.  The aggregate market value of such securities on July 12, 2012 was determined by the Company to be $1,544,229 based upon the analysis described in further detail in Item 5 of this report.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 23,433,100 Common Shares as of March 13, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference within this report are certain documents previously filed with the Commission within Form S-1, as amended, which was filed on August 16, 2013, and within Form 8-K, which was filed on January 22, 2014.  Such documents are listed in Item 15 of this report.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Overview

Exeo Entertainment, Inc. designs, develops, licenses, manufacturers, and markets consumer electronics in the video gaming, music and smart TV sector. Our current business objectives are:

•	Complete product development and establish channels of distribution, and
•	Expand SKUs within the headphone market for both music and gaming

Activities to date

We incorporated in the state of Nevada on May 12, 2011. We are a development stage company. From our inception to date we have not generated any revenues and continue to operate at a loss. Our activities have centered on the design and engineering of peripherals in the video gaming, music, and smart TV sector.

We accomplished the following:

1)
In 2011, we executed an exclusive license agreement with Digital Extreme Technologies, Inc. to secure the rights to manufacture and distribute the Extreme Gamer®, Zaaz™ keyboard and the Reality Pro™ handheld gaming system.

2)	In 2012, the company completed its first round of financing for proceeds of $773,035 and used said proceeds to continue product development on the aforementioned licensed products.
3)
In 2013, we completed our second round of financing for proceeds of $937,740 and we executed a license agreement with Psyko Audio Labs Canada to manufacture and distribute the Carbon and Krypton line of patented headphones; Patent US # 8,000,486.

4)	In June 2013, we debuted the Extreme Gamer®, the Zaaz™ keyboard, and the Psyko™ Krypton headphones to the public at the 2013 Electronic Entertainment Expo (E3) held June 11-13.
5)
In July 2013, we executed a contract with Elite Product Management, Ltd. Hong Kong to handle the sourcing, procurement, QA, Logistics and manufacturing of the Psyko™ headphones, Zaaz™ keyboard, and the Extreme Gamer®.

6)	In January 2014, the SEC granted the effectiveness of our S-1 registration statement.
7)	In February 2014, FINRA approved the ticker “EXEO”.
8)
In March 2014, we were approved by DTC (The Depository Trust and Clearing Company). DTC provides the electronic basis through which stock sales bought and sold through brokers are transferred from the seller’s brokerage account to the buyer’s account.

9)	We completed the molds for the Psyko™ PC model and are working on the molds for the Psyko™ console unit.

Although this task has not yet been accomplished, we are currently working on molds for the Zaaz™ keyboard.

Products and Services

Products under development include the Psyko™ 5.1 surround sound gaming headphones for both PCs and consoles, Krankz™ Bluetooth™ wireless headphones, Zaaz™ Smart TV keyboards, the Extreme Gamer®; a multi-disc video game changer, and an android based portable gaming system. We have completed the engineering on the Psyko™ and Krankz™ headphones. We are finalizing development on the Zaaz™ keyboard and will soon begin tooling for manufacturing. The Extreme Gamer™ and portable gaming system are still in development and expected to be released in 2015.

Strategy and Marketing Plan

Once manufacturing is established we intend on utilizing existing consumer electronics distributers, such as Synnex Corp. (SNX) and Ingram Micro to distribute our products to big box retailers such as Best Buy, GameStop, and Fry’s Electronics.  We do not have distribution agreements with these companies at this time.

ITEM 1.	DESCRIPTION OF BUSINESS.- continued

Competition

Psyko ™ Headphones

While our Psyko™ headphone offering differs from the competition in the method of 5.1-surround sound delivery, we will face competition from manufacturers with established channels of distribution, mature capital structures, and significantly larger marketing budgets. Well established gaming headphone manufacturers include Turtle Beach; a private company, Tritton – a subsidiary of Mad Catz Interactive (MCZ), and Astro Gaming which is a subsidiary of Skullcandy (SKUL).

While other headphone manufacturers replicate 5.1 surround sound through Digital Signal Processing (DSP), the Psyko™ headphones use a patented method of sound delivery that doesn’t require the use of DSP. Management believes that the difference in audio quality is a major differentiating factor between our product offering and what is currently available on the market.

Krankz™ Headphones

We expect to face competition from lifestyle headphone companies such as Beats by Dr. Dre and Skull candy. These entities are well established and have a loyal customer following. We expect to carve out a niche within the market by initially marketing to the X games demographic through endorsements and sponsorships in Extreme sports such as motocross, supercross, snowboarding, surfing, skating, and similar such sports.

Zaaz™ Keyboard

The majority of the competition in the Bluetooth wireless keyboard arena is concentrated amongst a few well-known companies such as Logitech® (LOGI), Microsoft® (MSFT), Apple® (AAPL), and Samsung® (SSNLF). While management believes that only Samsung makes keyboards specifically designed to interact with smart TVs, and that their keyboards only work with certain Samsung® TVs, there can be no assurance that other companies do not currently manufacture, or plan to manufacture, such units in the future. Any such companies that manufacture keyboards capable of connecting to a smart TV would further increase competition.

The Company intends on differentiating the Zaaz™ keyboard through a set of features designed specifically for smart TV users. The Zaaz™ keyboard features a customized set of “one touch access keys” that allows users to access specific, user defined features of the consumers smart TV. Examples include one touch access to the following: Netflix®, Facebook®, Hulu®, and Amazon®. Additionally, the Zaaz™ keyboard will differentiate itself by including a full size track pad – built into the keyboard – to navigate, point, click, and select.

Extreme Gamer®

The Extreme Gamer® is a patent pending (patent application 12/543,296) multi-disc video game changer that connects to current generation video game consoles offered by Nintendo®, Microsoft®, and Sony®.

Management believes from attending the Consumer Electronics Show (CES) January 11-13, 2013, having a booth and its products on display at the Electronic Entertainment Expo (E3) June 11 – 13, 2013 (booth 4010), and from regularly reading Video Gaming news from sources such as IGN.com, EGNnow.com, 1up.com, and gamespot.com that no other company is currently manufacturing a multi-disc video game changer. If such a unit is being made management is unaware of its existence.

Management however acknowledges that while it cannot find any commercially available products that our patents may never be awarded and that we could face competition from any number of existing video game accessory manufacturers.

Sources and Availability of Suppliers and Supplies

Currently we have access to an adequate supply of products, from various manufacturers.  These companies and their products are new, not well established, and are a subject to significant risk and uncertainty.

ITEM 1.	DESCRIPTION OF BUSINESS.- continued

Dependence on One or a few Major Customers

We do not anticipate dependence on one or a few major customers into the foreseeable future.

Patents, Trademarks, Licenses, Franchise Restrictions and Contractual Obligations and Concessions

We executed a license agreement with Psyko Audio Labs Canada to manufacture and distribute the Carbon and Krypton line of patented headphones. US Patent # 8,000,486 (for the Psyko Krypton™ surround sound gaming headphones.  With regard to intellectual property rights associated with Psyko ™ Headphones, we have a license to use this mark as well as the patented technology.

We entered into a license agreement with Digital Extreme Technologies, Inc., a Delaware corporation, (also referred to as DXT) for use of certain intellectual property associated with the products being designed and developed by us. The Black Widow keyboard is now known as the Zaaz keyboard. DXT worked to design and develop the Extreme Gamer as well as the Black Widow keyboard. We continue to work under a license agreement with DXT to advance the use of technologies designed by DXT.

DXT applied to the U.S. PTO for a patent of its Multi Video Game Changer. The agency assigned an application number of 12/543,296 to its application, which was published on February 25, 2010. The proposed 10 disk Video Game Changer is designed to interface directly with Sony PS3®, Nintendo Wii®, and Microsoft Xbox 360®. The Company anticipates incorporating Blu-Ray® compatible optics technology under a license agreement. This would allow users to insert Blu-Ray® discs into the Video Game Changer, and once connected to the video game console, to play movies on television. Sony PS3® is now capable of playing Blu-Ray® discs, but only with a capacity for a single disk. This technology would provide for the loading of up to 10 DVD’s, CD’s or Blu-Ray® discs into a single console that communicates with a video game console via USB. Furthermore, users would be able to plug in any external hard disc drive (“HDD”) directly into the console via an internal ATPI port, allowing movies, music and pictures to be played directly from the HDD.

In regard to intellectual property rights associated with Krankz™ Headphones, we do not have a federally registered trademark in the word Krankz.  Therefore, we do not have the same presumptive rights which might otherwise apply had we obtained a federally registered trademark.  We believe we have intellectual property rights to this mark under common law.  If we are unable to register this mark, we may use an alternative name for these headphones.

Research and Development Expenditures

The information requested by this item is set forth in Item 7 of this Report.

Subsidiaries

We do not have any subsidiaries.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments.

ITEM 2.	DESCRIPTION OF PROPERTY.

We currently lease 10,068 sq. ft. of office and warehouse space at 4478 Wagon Trail Avenue, Las Vegas, Nevada 89118.  Our current lease term expires on September 30, 2014, but is renewable for an additional twelve (12) months under the original lease terms.  Our monthly lease payment is $7006. This location serves as our only facility for day to day operations. We believe our current premises are adequate for our current operations and we do anticipate that we will require additional premises in the next 9-12 months.  We do not have any investments or interests in any real estate.  Our company does not invest in real estate mortgages, nor does it invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS.

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest. Our address for service of process in Nevada is Business Filings, Incorporated located at 311 S. Division Street, Carson City, Nevada 89703.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

The Company’s common stock is traded on the over-the-counter market and quoted on the Over-The-Counter Bulletin Board (aka OTCBB) under the trading symbol “EXEO”.  We are not separately listed with another market known such as OTC Link LLC, which organizes securities into one of three separate market-places, i.e. OTC: Markets – QX, Pink and QB.

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 23,433,100 and 22,495,360 shares issued and outstanding at November 30, 2013 and 2012, respectively.  During fiscal year ended November 30, 2013, the Company granted 1,875,480 stock warrants to investors in exchange for cash.   Details associated with stock warrants are described in Note G.

On December 24, 2012, the Company filed an amendment to its Articles of Incorporation to change the par value of its common stock from $0.001 to $0.0001 and to add to the authorized capital of the  Company 1,000,000 Series A Preferred Stock at par value $0.0001. As of September 20, 2013, there have been no issuances of Preferred Stock. On January 13, 2014, the Company filed a Certificate of Designation to add to the authorized capital of the Company 1,000,000 Series B Preferred Stock at par value $0.0001. In January, 2014, the Company did not file an Amendment to its Articles of Incorporation, but intends to do so.  The Company has no other class of stock authorized by the State of Nevada.

Recent Sales of Unregistered Securities

During the fiscal year ended November 30, 2012, the Company issued 2,155,360 common shares to investors in exchange for cash. The Company recorded this stock issuance at the dollar amount of total capital raised from this group, which equals $773,035.

During the fiscal year ended November 30, 2013, the Company issued 937,740 common shares to investors in exchange for cash. The Company recorded this stock issuance at the dollar amount of total capital raised from this group, which equals $937,740. Each person executed a stock subscription agreement and delivered funds in exchange for our equity at a price of $1.00 for each common share and two stock warrants.

We incurred equity issuance costs of $19,193 and $19,332 during the fiscal years ended November 30, 2013 and 2012, respectively.  Rather than expense these costs, such items are charged against the Company’s equity.  These costs include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY - continued

There is presently a limited public market for our common stock.  We were listed with the OTCBB in February, 2014, and in March we obtained an approval from the DTC (the Depository Trust and Clearing Company).   As mentioned elsewhere in this report, the DTC provides the electronic basis through which stock sales bought and sold through brokers are transferred from the seller’s brokerage account to the buyer’s account.  We can provide no assurance that our shares will be actively traded on the OTCBB or, that the public market will achieve or continue with any particular daily volume or price for our listed securities.

Incentive Stock Option Grants to Officers

Pursuant to the employee incentive stock option plan, on July 15, 2012, the Company granted 2,000,000 shares to each of its two officers and directors.  The option agreement provides the employee has no more than five years from the date of the grant to exercise the options at an exercise price of $0.25 per share.  The employee may only exercise such options based upon the contracted vesting schedule, which provides that the options vest on a pro-rata basis over 60 months of future services to be rendered by such employee. In addition, on August 15, 2012, the Company granted 100,000 incentive stock options to another employee of the Company. This employee received the right to exercise the options on the date of grant at an exercise price of $0.25 per share. These options (100,000) expired during fiscal year 2013.

The fair value of the options is calculated using the Black-Scholes method as of the date of grant.  The current stock price at the dates of grant, which is July 15, 2012 and August 15, 2012, is $0.25 based on the private sale to accredited investors of common shares to investors for the eleven months prior to the date of grant. Several industry comparables to this Company were used in order to determine an approximation of the volatility. Further information regarding the determination of the volatility and the assumptions used during the course of preparing an analysis using the Black-Scholes method may be found in Note G to the Company’s financial statements.

There were 4,000,000 stock options outstanding to the Company’s management as of November 30, 2013, and within this group, 800,000 stock options were capable of being exercised at November 30, 2013. The remaining number of options are not exercisable as of November 30, 2013 as each of the two officers had not yet completed the “incentive”, i.e. the future monthly terms in office in order to exercise such options.  The weighted average exercise price is $0.25 per share and the weighted average remaining life is 43.5 months.

Stock Warrants Issued to Investors

There were no stock warrants granted by the Company from inception through August 16, 2012.  For each common share purchased by an investor, for no additional consideration, each investor acquired a warrant to purchase an additional two shares at the fixed price of $1.00 per share.  During the period from August 16, 2012 to August 31, 2013, in connection with a private placement, the Company raised $1,250,000 from the sale of securities. 2,500,000 stock warrants to purchase common stock were granted in conjunction with the purchase by each investor of our common stock.  The terms of the stock warrant include the right to exercise all or a portion of the warrants granted, shall be no more than 2 years from the date of grant of the warrant, and the exercise price is $1.00 per warrant.  The warrant may not be transferred or assigned in whole or in part by the grantee. There were no Stock Warrants issued during the period September 1, 2013 to fiscal year ended November 30, 2013.  There were 2,500,000 stock warrants outstanding at November 30, 2013.  The weighted average exercise price is $1.00 and the weighted average remaining life is 16 months.

Dividends

There are no restrictions in our Articles of Incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

(A)	We would not be able to pay our debts as they become due in the usual course of business; or

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY - continued

(B)
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Twelve Month Results –for the fiscal years ended November 30, 2013 and 2012, respectively

Revenues and Gross Profit
Revenues and Gross Profit for the twelve months ended November 30, 2013 and November 30, 2012 are zero. The Company is a development stage company and has incurred significant costs in research and development activities. See discussion below for further information. At November 30, 2013, the Company had incurred an accumulated deficit of $1,646,847 since inception.

Costs and Expenses
Total cost and expenses increased to $876,183 for the year ended November 30, 2013 as compared to $667,111 for the year ended November 30, 2012. These increases in the fiscal year ended November 30, 2013 were primarily due to increasing costs associated with consulting fees, legal and professional fees, promotion expenses, and compensation to officers with regard to incentive stock options granted in June 2012.

Research and Development Costs

The Company incurred $128,108 and $193,405 for research and development costs during the fiscal years ended November 30, 2013 and 2012, respectively. As to the 2012 fiscal year, these costs relate to hardware engineering, design and development of the Zaaz Keyboard and the Extreme Gamer. As to the 2013 fiscal year, these costs pertain to the Psyko Krypton™ surround sound gaming headphones, Zaaz Keyboard and the Extreme Gamer.

Other Income and Expenses
Interest expense was $1,242 in the twelve months ended November 30, 2013 as compared to $3,089 for the twelve months ended November 30, 2012.

Income Taxes
The Company had no income tax expenses and fully allowed for the income tax benefit for each of the twelve months ended November 30, 2013 and 2012 due to incurrence of net operating loss in each of these periods. As of November 30, 2013, the Company’s available unused operating loss carryback is approximately $1,292,564. As presented in the financial statements found elsewhere in this Statement, the Company determined a total deferred tax asset of $222,043, which was calculated by multiplying a 34% estimated tax rate by the cumulative net operating loss (NOL). The company had no income tax expense and fully allowed for the income tax benefit for fiscal years 2011, 2012 or 2013 due to incurrence of net operating losses. There are no income tax refund opportunities currently available.

Effect of Inflation
Inflation has not had a significant impact on the Company’s operations or cash flows.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

Long-Term Debt / Note Payable and Other Commitments

Other than what is described in this Item, the Company had no material commitments for capital expenditures at November 30, 2013 or November 30, 2012. On May 25, 2011, Exeo Entertainment, Inc. entered into an exclusive license agreement with Digital Extreme Technologies, Inc. whereby Exeo Entertainment, Inc. will manufacture and market the Extreme Gamer and Zaaz keyboard. Exeo Entertainment, Inc. will pay Digital Extreme Technologies, Inc. a 5% royalty fee on gross sales of both products.

On June 10, 2013, Exeo Entertainment, Inc. entered into a license agreement with Psyko Audio Labs, Canada whereby Exeo Entertainment. Inc. will manufacture and market the Psyko Krypton and Carbon line of gaming headphones. The company will owe a 5% royalty on all headphone sales to Psyko Audio Labs.  Payments are due quarterly on January 15, April 15, July 15, and October 15. In fiscal year 2013, the Company incurred a minimum royalty expense of $12,130.  In fiscal year 2014, the Company will incur increasing minimum royalty expenses as follows: $24,063 (CDN $26,741), $33,088 (CDN $36,770), $42,102 (CDN $46,787), and $60,155 (CDN $66,849) in each of the four quarters, respectively. Prepaid expenses consist of royalty fees of $44,146 (CDN $49,058) paid to Psyko Audio Labs. These prepaid expenses shall be applied towards royalty expenses incurred in fiscal year 2014. At January 1, 2015, we are obligated to pay minimum monthly royalties of $89,986 (CDN $100,000) per quarter for the remaining term of the contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

The Company has an office and warehouse rental lease obligation through September 30, 2014, which equals $70,060 as of November 30, 2013. The monthly minimum rental payment is $7,006. Rent expense was $84,072 and $85,538 for the fiscal years ended November 30, 2013 and 2012, respectively.

Cash Flow Information

The Company had working capital of approximately $345,267 and a current ratio of 7.04 at November 30, 2013. The Company had working capital of $91,599 and a current ratio of 2.70 at November 30, 2012. The increase in working capital and the current ratio at November 30, 2013 as compared to November 30, 2012 was primarily due to the increase in cash associated with the following: i) sales of equity investments, ii) reduction in the use of working capital for purchases of vehicles and equipment, and iii)  lower expenditures for research and development expenses. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

During the twelve months ended November 30, 2013, the Company had cash and cash equivalents of approximately $358,299 as compared to cash and cash equivalents of $130,676 at November 30, 2012. This represents an increase in cash of $227,623.

Cash used in Operating Activities

The Company used approximately $634,112 of cash for operating activities in the twelve months ended November 30, 2013 as compared to using $576,985 of cash for operating activities in the twelve months ended November 30, 2012. This increase in cash used in operating activities, which is $57,127, is primarily attributed to the net loss generated in the twelve months ended November 30, 2013.

Cash used for Investing Activities
Investing activities for the twelve months ended November 30, 2013 used approximately $24,041 of cash as compared to using $69,522 of cash in the twelve months ended June 30, 2012. This decrease in use is attributable to a reduction in the acquisition of vehicles and equipment in fiscal year 2013 as compared to fiscal year 2012.

Cash Provided by Financing Activities
Financing activities in the twelve months ended November 30, 2013 provided $885,776 of cash as compared to providing $750,358 of cash in the twelve months ended November 30, 2012. The difference of $135,418 is attributable to the increase in equity investments as presented in Item 5. The Company did not incur any debt issuance costs in 2014.

The Company’s principal sources and uses of funds are investments from accredited investors. The Company would need to raise additional capital in order to meet its business plan. Management intends to secure additional funds using borrowing or the further sale of Regulation D, Section 506 securities to accredited investors in the future.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

There is no assurance that Company may secure funding, or whether it can do so on terms acceptable to it, or at all, and its liquidity would be severely compromised.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern which contemplates, amongst other things, the realization of assets and satisfaction of liabilities in the course of business.

We anticipate that our future liquidity requirements will arise from the need to fund our growth, pay our current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from private sources and/or debt financing.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements expressing concerns about our ability to continue as a going concern. We agree with this assessment.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Forward-Looking Statements

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information requested by this item is set forth in Item 15(a) of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the management evaluation, we concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management is in the process of determining how to most effectively improve our disclosure controls and procedures.

ITEM 9A.	CONTROLS AND PROCEDURES - continued

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of November 30, 2013. The Company has resourced outside consultants to assist in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The name, age and position of each of our directors and executive officers are as follows:

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE - continued

Name	Age	Position
Jeffrey A. Weiland	51	President and Director
Robert S. Amaral	46	CEO, Treasurer, Secretary and Director

Jeffrey A. Weiland, Age 51, President/Director

Mr. Weiland has over 20 years’ experience in management, sales and marketing, and product development.  Mr. Weiland was a Sergeant in the United States Marine Corps and served from 1985 - 1993.  Mr. Weiland was awarded several military service medals, including the Navy Achievement Medal, and received various letters of appreciation and meritorious masts, personal commendations, and good conduct medals.  He was honorably discharge after serving in Desert Storm.  From 1993 - 1997, Mr. Weiland was a metrology supervisor for Gensia Laboratories, LTD/Sicor Pharmaceuticals, based in Irvine California.  Mr. Weiland received his Bachelor of Science in Business Management, from the University of Phoenix in 1997. From 1997 - 2003, Mr. Weiland was the National Marketing Director for Guardian Technologies USA based in Irvine, California. From 2003 - 2007, Mr. Weiland was a sole proprietor of Weiland Media, which focused on new product development.  From 2008 - 2011, Mr. Weiland has devoted 100 percent of his efforts to Digital Extreme Technologies, Inc. Mr. Weiland is not currently, nor has he previously served as an officer or director of any public company.

Robert S. Amaral, Age 46, CEO, Secretary/Treasurer/Director

Mr. Amaral received his MBA in 1997 from Southern Oregon University. In 1996 he received his Bachelor’s Degree in Marketing from Southern Oregon State College. From 1997 – 2000 he was the Director of Marketing of CG Leasing Inc., which later merged with USA Capital Leasing. From 2000 – 2001 Mr. Amaral was a proprietor of a company named Finance Marketing Group, which generated lease finance applications from small businesses across the United States. In 2001, he worked as a Series 3 licensed commodity broker with U.S. Options Corp and Concorde Trading Group. In 2002 Mr. Amaral started Amaral Consultancy where he focused on funding development stage companies. Companies which Mr. Amaral performed contract labor for: L&L Financial, which subsequently changed its name to L& L Energy (LLEN); VSI Wireless, which was acquired by SARS Corporation (SARO.PK); Advanced Ultrasound Imaging, a private healthcare company located in Scottsdale, AZ; American Eagle Motorcycles based in Carlsbad, CA; and Ambient Control Systems located in El Cajon, CA. From 2008 – 2011 Mr. Amaral focused his energies on Digital Extreme Technologies, Inc. Mr. Amaral is not currently, nor has he previously served as an officer or director of any public company.

Significant Employees

We have no significant employees other than the officers and directors described above.

Section 16(A) Beneficial Ownership Reporting Compliance Pursuant to Item 405 of Regulation S-B

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended November 30, 2013 all such filing requirements applicable to its officers and directors were complied with exception that reports were filed late by the following persons:

Name and Principal Position	Number of late reports	Number of untimely reports	Number of Known Failures to File a Required Form
Robert S. Amaral, CEO	0	0	0
Jeffrey A. Weiland, Pres.	0	0	0

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our company at any time during the year ended November 30, 2013, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2013. The foregoing persons are collectively referred to herein as the “Named Executive Officers.” Compensation information is shown for fiscal years ended November 30, 2013 and 2012, respectively.

SUMMARY COMPENSATION TABLE

			ANNUAL COMPENSATION		LONG TERM COMPENSATION				TOTAL
			Cash	Bonus ($)	Stock Awarded ($)	Stock Options * ($)	Non-Equity Incentive Plan Comp. ($)	All Other Compensation ($)	Total Compensation ($)
Robert S. Amaral	CEO, Treasurer,	2013	$61,107	0	0	$100,002	0	0	$161,109
	Secretary. & Director	2012	$56,500	0	0	$37,501	0	0	$94,001
Jeffrey A. Weiland	President &	2013	$60,000	0	0	$100,002	0	0	$160,002
	Director	2012	$56,500	0	0	$37,501	0	0	$94,001

* Stock Options - Outstanding Equity Awards at 2013 Fiscal Year-End

Pursuant to the employee incentive stock option plan, on July 15, 2012, we granted 2,000,000 shares to each of our two officers and directors. The option agreement provides the employee has no more than five years from the date of the grant to exercise the options at an exercise price of $0.25 per share. The employee may only exercise such options based upon the contracted vesting schedule, which provides that the options vest on a pro-rata basis over 60 months of future services to be rendered by such employee. In addition, on August 15, 2012, we granted 100,000 incentive stock options to an employee of the Company.  This employee received the right to exercise the options on the date of grant at an exercise price of $0.25 per share. The 100,000 stock options which were issued had expired in 2013. There were no additional awards through the end of our fiscal year 2013.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

Employment Arrangements

As of November 30, 2013, we were a party to employment agreements with Jeffrey A. Weiland (dated December 16, 2011) and Robert S. Amaral (dated December 16, 2011), each of which is described directly below.

Employment Agreements with Jeffrey A. Weiland and Robert S. Amaral

Term and Compensation

The initial term of employment of each of Mr. Weiland and Mr. Amaral under their respective employment agreements is until such time the employment agreements are terminated by either party pursuant to the terms of the employment agreements.

Pursuant to his employment agreement, Mr. Weiland is entitled to an initial base salary of $60,000. Pursuant to his employment agreement, Mr. Amaral is entitled to an initial base salary of $60,000. In addition, Mr. Weiland's employment agreement provides for the payment of $10,000 in compensation earned prior to the incorporation of the Company.

ITEM 11.	EXECUTIVE COMPENSATION. - continued

Severance

Each employment agreement provides for a severance equal to one month’s pay, less taxes and social security required to be withheld upon a termination by us without cause upon thirty (30) days written notice.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of November 30, 2013, for:

■	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

■	each of our executive officers;

■	each of our directors; and

■	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws, and the address for each person listed in the table is c/o Exeo Entertainment, Inc., 4478 Wagon Trail Ave., Las Vegas, Nevada 89118.

The percentage ownership information shown in the table below is calculated based on 23,433,100 shares of our common stock issued and outstanding as of November 30, 2013 and March 13, 2014.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common	Jeffrey A. Weiland President/Director	8,628,093	37.00%
Common	Robert S. Amaral Chief Executive Officer/Director	8,628,093	37.00%
	All Officers, Directors and 5% Beneficial Shareholders as a Group	17,256,186	74.00%

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Except for the Stock Options and Warrants set forth in Item 5 of this report, we do not have any issued and outstanding securities that are convertible into common stock. Other than the shares covered by the registration statement filed with the Commission on August 16, 2013 using Form S-1, as amended, we have not registered any shares for sale by security holders under the Securities Act. None of our stockholders are entitled to registration rights.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS - continued

DISCLOSURE OF COMMISSION POSITION ON INDEMNIFICATION

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to our directors, officers or persons controlling us, we have been advised that it is the Securities and Exchange Commission’s opinion that such indemnification is against public policy as expressed in such act and is, therefore, unenforceable.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Advances and Expenses paid on our behalf by Affiliated Company

On August 1, 2011, the Company entered into a promissory note agreement with Digital Extreme Technologies, Inc. (“DXT”) for any advances to the Company or expenses paid on behalf of the Company during the period from inception (May 12, 2011) to May 31, 2013. This note is unsecured, with 8% interest rate per annum, and a due date of November 1, 2013. The Company has paid off the entire note. As of November 30, 2013 and 2012, the Company has owed a total of $0 and $12,149, respectively, to DXT as advances or expenses paid on behalf of the Company.

 Leasehold Interest in Real Estate

On October 25, 2012, the Company signed a lease for its current office and warehouse.  The Company became a co-tenant along with DXT.  The new lease agreement expires September 30, 2014 and has an option for a three year renewal. The typical monthly rent expense is $7,006, which includes base rent of $5,496 and common area maintenance of $1,510. The Company is not obligated to pay a security deposit to the management company.  A deposit to secure the current lease was made by DXT in 2009.  DXT will receive the security deposit at the end of the lease.

Note Payable for Vehicle Financing Obligations

On September 27, 2012, the Company acquired a pre-owned company vehicle on credit. The total cost basis is $49,824.  The Company paid $10,000 as a down payment.  The amount financed by the seller is $39,824, and the Company makes monthly payments of $863.  The Company is obligated to pay a total of $41,420 over the course of the loan. This note bears interest at the annual percentage rate of 1.9%, and the term is 48 months.  The total finance charge associated with this note is $1,596.

Director Independence

We are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”) , even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of our directors currently meet the definition of “independent” due to the fact that our Directors also serve as our executive officers.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended November 30, 2013, our independent auditor, De Joya Griffith LLC, billed us as follows:

We incurred audit professional fees of $10,500, which is attributable to fiscal years ended 2012 and 2011.  We also incurred professional fees associated with two review engagements for a total of $6,000, which is attributable to our interim financial statements for May 31, 2013 and August 31, 2013.  In addition, we incurred audit professional fees of $9,000 in the first quarter of fiscal year 2014, which is attributable to fiscal years 2013 and 2012.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Item 15(a) Financial Statements

Index to Financial Statements:
Exeo Entertainment, Inc.'s audited Financial Statements, as described below, are attached hereto.

1.	Audited Financial Statements
(a)	Report of Independent Auditor
(b)	Balance Sheets
(c)	Statements of Operations
(d)	Statements of Stockholders’ Equity
(e)	Statements of Cash Flows
(f)	Notes to Financial Statements

EXEO ENTERTAINMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

NOVEMBER 30, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Exeo Entertainment, Inc.

We have audited the accompanying balance sheets of Exeo Entertainment, Inc. (A Development Stage Company) (the “Company”) as of November 30, 2013 and 2012 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception (May 12, 2011) to November 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exeo Entertainment, Inc. (A Development Stage Company) as of November 30, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the cumulative period from inception (May 12, 2011) to November 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, Nevada
February 25, 2014

EXEO ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
November 30, 2013 and 2012
(Audited)
	2013	2012
ASSETS

Current assets
Cash and cash equivalents	$358,299	$130,676
Prepaid expenses	44,146	14,506
Total current assets	402,445	145,182

Property and equipment, net	105,563	107,126

TOTAL ASSETS	$508,008	$252,308

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
Accounts payable and accrued expenses	$47,480	$22,076
Due to related parties	-	16,097
Notes payable	9,698	15,410
Total current liabilities	57,178	53,583

Long-term liabilities
Note payable	19,186	29,263
Total long-term liabilities	19,186	29,263

Total liabilities	76,364	82,846

Stockholders' equity
Convertible Preferred Stock Series A- $0.0001 par value, 1,000,000 shares,
authorized, no shares issued and outstanding, respectively	-	-
Convertible Preferred Stock Series B- $0.0001 par value, 1,000,000 shares,
authorized, no shares issued and outstanding, respectively	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized; 23,433,100
and 22,495,360 shares issued and outstanding, respectively	2,344	2,250
Additional paid-in capital	2,076,147	957,652
Deficit accumulated during the development stage	(1,646,847)	(790,440)
Total stockholders' equity	431,644	169,462

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$508,008	$252,308

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Audited)
	Year ended November 30, 2013	Year ended November 30, 2012	From Inception (May 12, 2011) to November 30, 2013
REVENUES	$-	$-	$-

OPERATING EXPENSES
Advertising	1,418	-	1,418
Automobile and truck	4,369	3,154	7,938
Bank service charges	1,310	178	1,528
Compensation - non-directors	93,711	112,291	208,402
Compensation - officers/directors	121,107	113,000	279,107
Stock-based compensation to officers and employee	200,004	100,616	319,295
Computer and internet	1,346	572	2,136
Consulting fees	60,000	-	60,000
Depreciation	25,604	6,030	31,634
Filing fees	725	717	1,442
Legal and professional	64,248	15,788	91,447
Meals and entertainment	819	411	1,230
Office rent	84,072	85,538	204,360
Office expense	9,955	14,926	25,196
Organizational cost	-	-	875
Promotions - tradeshow exhibitor	38,677	-	38,677
Research and product development	128,108	193,405	321,513
Royalties	12,030	-	12,030
Travel	9,094	-	9,094
Utilities	19,586	20,485	45,413
TOTAL OPERATING EXPENSES	876,183	667,111	1,662,735

LOSS FROM OPERATIONS	(876,183)	(667,111)	(1,662,735)

OTHER INCOME
Forgiveness of debt	21,018	-	21,018
TOTAL OTHER INCOME	21,018	-	21,018

OTHER EXPENSE
Interest expense	(1,242)	(3,089)	(5,130)
TOTAL OTHER EXPENSE	(1,242)	(3,089)	(5,130)

NET LOSS	$(856,407)	$(670,200)	$(1,646,847)

NET LOSS PER SHARE: BASIC	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	23,021,562	21,519,519

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Audited)
	Preferred		Common				Accumulated	Total
	Stock	Preferred	Stock	Common	Additional	Advances	During the	Stockholders'
	Issued and	Stock	Issued and	Stock	Paid-in	to Related	Development	Equity
	Outstanding	at Par Value	Outstanding	at Par Value	Capital	Party	Stage	(Deficit)
Beginning Balance at Inception, May 12, 2011	-	$-	-	$-	$-	$-	$-	$-

Shares issued in lieu of officers' compensation	-	-	18,675,000	1,868	16,808	-	-	18,675
Shares issued in lieu of organizational cost	-	-	875,000	88	788	-	-	875
Shares issued to founder for cash at $0.001 per share	-	-	450,000	45	405	-	-	450
Shares issued for cash at $0.25 per share	-	-	340,000	34	84,966	-	-	85,000
Equity issuance cost	-	-		-	(1,650)	-	-	(1,650)
Imputed interest on payable	-	-		-	635	-	-	635
Advance to related party	-	-	-	-	-	(854)	-	(854)

Net loss for the period ended December 31, 2011	-	-	-	-	-	-	(120,240)	(120,240)

Balance, December 31, 2011	-	-	20,340,000	2,034	101,951	(854)	(120,240)	(17,109)

Shares issued for cash at $0.25 per share	-	-	1,843,100	184	460,591	-	-	460,775
Shares issued for cash at $1.00 per share	-	-	312,260	31	312,229	-	-	312,260
Stock options granted to officers and employee	-	-	-	-	100,616	-	-	100,616
Equity issuance costs	-	-	-	-	(19,332)	-	-	(19,332)
Imputed interest on payable	-	-	-	-	1,598	-	-	1,598
Proceeds from related party	-	-	-	-	-	854	-	854

Net loss for the year ended November 30, 2012	-	-	-	-	-	-	(670,200)	(670,200)

Balance, November 30, 2012	-	-	22,495,360	2,250	957,652	-	(790,440)	169,462

Shares issued for cash at $1.00 per share			937,740	94	937,646			937,740
Stock options granted to officers					200,004			200,004
Equity issuance costs					(19,193)			(19,193)
Imputed interest on payable					38			38

Net loss for the year ended November 30, 2013	-	-	-	-	-	-	(856,407)	(856,407)

Balance, November 30, 2013	-	$-	23,433,100	$2,344	$2,076,147	$-	$(1,646,847)	$431,644

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Audited)
	Year ended November 30, 2013	Year ended November 30, 2012	From Inception (May 12, 2011) to November 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(856,407)	$(670,200)	$(1,646,847)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	25,604	6,030	31,634
Stock-based compensation	200,004	100,616	319,295
Organization costs paid by stock	-	-	875
Forgiveness of debt	(21,018)		(21,018)
Imputed interest	38	1,598	2,271
Changes in assets and liabilities
Increase in prepaid expenses	(29,640)	(14,506)	(44,146)
Increase in accounts payable and accrued expenses	46,422	(2,008)	68,498
Increase in accrued interest due to related parties	885	1,485	2,528
Net cash used in operating activities	(634,112)	(576,985)	(1,286,910)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(24,041)	(69,522)	(93,563)
Cash flows used in investing activities	(24,041)	(69,522)	(93,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	918,547	753,703	1,756,050
Proceeds from related party debt	-	11,656	21,476
Payments on related party debt	(16,982)	-	(16,982)
Proceeds from notes payable	-	3,000	12,018
Payments on notes payable	(5,712)	(17,138)	(22,850)
Payments on notes payable - auto loan	(10,077)	(863)	(10,940)
Cash flows provided by financing activities	885,776	750,358	1,738,772

Net increase in cash and cash equivalents	227,623	103,851	358,299

Cash and cash equivalents, beginning of the year	130,676	26,825	-

Cash and cash equivalents, end of the period	$358,299	$130,676	$358,299

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Vehicle purchased with financing	$-	$39,824	$39,824
Vehicle purchased using a related party trade-in vehicle	$-	$3,810	$3,810
Assumption of related party debt	$-	$-	$10,832

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2013 and 2012

Note A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Exeo Entertainment, Inc. (the “Company”) is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles and have been consistently applied to the preparation of the financial statements. The Company will adopt accounting policies and procedures based upon the nature of future transactions.

Nature of Business
The Company was incorporated in Nevada on May 12, 2011, and is in the development stage.  The Company is based in Las Vegas, Nevada, and designs, develops, licenses, manufactures, and distributes its products. The Company plans to market the Zaaz™ Keyboard, to be used with Samsung’s Smart TV® as well as other smart devices, the Extreme Gamer™, and other new peripheral products for the video gaming industry, including the Psyko Krypton™ surround sound gaming headphones.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a November 30 fiscal year end.  Prior to that, the Company adopted a calendar year end for 2011.

Cash and Cash Equivalents
The Company considers cash on hand, cash in banks, certificates of deposit, time deposits, and U.S. government and other short-term securities with maturities of three months or less when purchased as cash and cash equivalents.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts payable, notes payable, and accrued expenses. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2013 and 2012

Note A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment
Property and equipment are stated at the lower of cost or fair value. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, as follows:

Description	Estimated Life
Furniture & Equipment	5 years
Vehicles	5 years

The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which the Company uses certain assets requiring a change in the estimated useful lives of such assets.

Maintenance and repairs that neither materially add to the value of the asset nor appreciably prolong its life are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in the statements of operations. There were no dispositions during the periods presented.

Impairment of Long-Lived Assets
The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. The Company has impaired no fixed assets during the periods presented. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Management Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2013 and 2012

Note A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.  From inception, the Company recognized no revenue.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

Stock-Based Compensation
Pursuant to ASC Topic 718, the Company recorded the fair value of the stock options on a monthly basis over the vesting period as stock-based compensation expense. The fair value of the options is calculated using the Black-Scholes method as of the date of grant. In fiscal year 2012, the Company adopted an incentive stock option plan for its employees.  In fiscal year 2012 the Company granted stock options to three officers of the Company.  These are described in Note G- Stock Options and Warrants.

Concentrations of Risk
The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000.  At November 30, 2012, the Company’s bank deposits did not exceed the insured amounts. At November 30, 2013, the Company’s bank deposits did exceed the insured amounts.

Accounting for Research and Development Costs
The Company records an expense in the current period for all research and development costs, which include Hardware Development Costs.  The Company does not capitalize such amounts.  Pursuant to ASC Topic 730 Research and Development, once we determine that our Extreme Gamer video game console is technologically feasible and a working model is put into use, the Company will capitalize Software Development costs associated with its products.  Once this occurs we will determine a useful life of our software and apply a reasonable economic life of five years or less.  At this time, our software development costs only relate to the Extreme Gamer and Zaaz keyboard hardware.  The software development costs cannot be separated from the associated hardware development.  We do not develop stand-alone software for sale to the retail consumers, rather we develop software in order to operate the designed hardware.  The software is designed to be encoded within chips inside the hardware. Thus, it has been determined that the current software development costs, which are intertwined within the hardware development, are to be expensed rather than capitalized pursuant to ASC Topic 730.

This conclusion is also based upon our decision to devote further research and development costs in the support of our product interface to the video game players: Sony PS3® (and other products such as Nintendo Wii® and Microsoft Xbox 360®).

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2013 and 2012

Note A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Liquidity and Going Concern
The Company has incurred an accumulated deficit of $1,646,847 since inception and receives no revenue from the sales of products. The Company incurred significant initial research and product development costs, including expenditures associated with hardware engineering and the design and development of its hardware components and prototypes associated with the Zaaz™ keyboard, the Extreme Gamer, and the Psyko Krypton™ surround sound gaming headphones. The Company also incurred costs associated with its acquisition of property, plant and equipment for its 10,000 square foot office and warehouse.

These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock or obtaining debt financing and attaining future profitable operations. Management’s plan includes selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note B: PROPERTY AND EQUIPMENT

The Company owned property and equipment, recorded at cost, which consisted of the following at November 30, 2013 and 2012:

	November, 2013	November 30, 2012
Furniture and fixtures	$21,045	$15,000
Office & computer equipment	29,631	11,685
Vehicles	86,471	86,471
Subtotal	137,147	113,156
Less: Accumulated depreciation	(31,584)	(6,030)
Property and equipment, net	$105,563	$107,126

Depreciation expense was $25,604 and $6,030 for the fiscal years ended November 30, 2013 and 2012, respectively.

Note C: HARDWARE DEVELOPMENT COSTS

The Company incurred $128,108 and $193,405 for research and development costs during the fiscal years ended November 30, 2013 and 2012, respectively. As to the 2012 fiscal year, these costs relate to hardware engineering, design and development of the Zaaz Keyboard and the Extreme Gamer. As to the 2013 fiscal year these costs pertain to the Psyko Krypton™ surround sound gaming headphones, Zaaz Keyboard and the Extreme Gamer.

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2013 and 2012

Note D:  PREPAID EXPENSES

Prepaid expenses consist of royalty fees of $44,146 paid to Psyko Audio Labs as to the Psyko Audio Headphones.

Note E:  PATENT AND TRADEMARKS

In June 2013, the Company executed a license agreement with Psyko Audio Labs Canada to manufacture and distribute the Carbon and Krypton line of patented headphones. US Patent # 8,000,486 (for the Psyko Krypton™ surround sound gaming headphones).

The Company entered into a license agreement with Digital Extreme Technologies, Inc., a Delaware corporation, (also referred to as DXT) for use of certain intellectual property associated with the products being designed and developed by the Company.  The specific terms of the license agreement are addressed under the related party transactions note H. The Black Widow keyboard is now known as the Zaaz keyboard.    DXT worked to design and develop the Extreme Gamer as well as the Black Widow keyboard.  The Company continues to work, under a license agreement, with DXT to advance the use of technologies designed by DXT.

DXT applied to the U.S. PTO for a patent of its Multi Video Game Changer. The agency assigned an application number of 12/543,296 to its application, which was published on February 25, 2010. The proposed 10 disk Video Game Changer is designed to interface directly with Sony PS3®, Nintendo Wii®, and Mircosoft Xbox 360®. The Company anticipates incorporating Blu-Ray® compatible optics technology under a license agreement.  This would allow users to insert Blu-Ray® discs into the Video Game Changer, and once connected to the video game console, to play movies on television.  Sony PS3® is now capable of playing Blu-Ray® discs, but only with a capacity for a single disk. This technology would provide for the loading of up to 10 DVD’s, CD’s or Blu-Ray® discs into a single console that communicates with a video game console via USB.  Furthermore, users would be able to plug in any external hard disc drive (“HDD”) directly into the console via an internal ATPI port, allowing movies, music and pictures to be played directly from the HDD.

Note F:  COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 23,433,100 and 22,495,360 shares issued and outstanding at November 30, 2013 and 2012, respectively.  During fiscal year ended November 30, 2013, the Company granted 1,875,480 stock warrants to investors in exchange for cash.   Details associated with stock warrants are described in Note G.

On December 24, 2012, the Company filed an amendment to its Articles of Incorporation to change the par value of its common stock from $0.001 to $0.0001 and to add to the authorized capital of the  Company 1,000,000 Series A Preferred Stock at par value $0.0001. As of September 20, 2013, there have been no issuances of Preferred Stock. On January 13, 2014, the Company filed an amendment to its Articles of Incorporation to add to the authorized capital of the Company 1,000,000 Series B Preferred Stock at par value $0.0001. The Company has no other class of stock authorized by the State of Nevada.

During the fiscal year ended November 30, 2012, the Company issued 2,155,360 common shares to investors in exchange for cash. The Company recorded this stock issuance at the dollar amount of total capital raised from this group, which equals $773,035.

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2013 and 2012

Note F:  COMMON STOCK (CONTINUED)

During the fiscal year ended November 30, 2013, the Company issued 937,740 common shares to investors in exchange for cash. The Company recorded this stock issuance at the dollar amount of total capital raised from this group, which equals $937,740. Each person executed a stock subscription agreement and delivered funds in exchange for our equity at a price of $1.00 for each common share and two stock warrants.

We incurred equity issuance costs of $19,193 and $19,332 during the fiscal years ended November 30, 2013 and 2012, respectively.  Rather than expense these costs, such items are charged against the Company’s equity.  These costs include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

Note G:  STOCK OPTIONS AND WARRANTS

Stock-Based Compensation to Employees

Pursuant to the employee incentive stock option plan, on July 15, 2012, the Company granted 2,000,000 shares to each of its two officers and directors.  The option agreement provides the employee has no more than five years from the date of the grant to exercise the options at an exercise price of $0.25 per share.  The employee may only exercise such options based upon the contracted vesting schedule, which provides that the options vest on a pro-rata basis over 60 months of future services to be rendered by such employee. In addition, on August 15, 2012, the Company granted 100,000 incentive stock options to another officer of the Company. This employee received the right to exercise the options on the date of grant at an exercise price of $0.25 per share.  As the officer was fully vested in his right to such exercise at the time of the grant, the Company recorded the entire fair value of his stock options at the date of grant.

The fair value of the options is calculated using the Black-Scholes method as of the date of grant.  The factors used to calculate fair value of the stock options include the following: 1) Risk free interest rate, 2) Volatility of returns of the underlying asset, 3) current stock price, 4) Term of the Option, and 5) The exercise price.  The risk free interest rate used in this calculation equals 0.63% and 0.80% for the stock options granted on July 15, 2012 and August 15, 2012, respectively.  The term of the option is 5 years from the date of the grant. The exercise price is $0.25 per share.  The current stock price at the dates of grant, which is July 15, 2012 and August 15, 2012, is $0.25 based on the sale of common shares to investors for the eleven months prior to the date of grant. Several industry comparables to this Company were used in order to determine an approximation of the volatility. The approximate volatility based on these comparables is approximately 458%.

The following is a summary of the status of all of the Company’s stock options issued to the Company’s management as of November 30, 2013 and the changes from December 1, 2012 to November 30, 2013.

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2013 and 2012

Note G: STOCK OPTIONS AND WARRANTS (CONTINUED)

	# of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding November 30, 2012	4,100,000	$0.25	46.75 months
Granted	-	$ -	-
Exercised	-	$ -	-
Cancelled	100,000	$0.25	-
Outstanding at November 30, 2013	4,000,000	$0.25	43.50 months
Exercisable at November 30, 2013	800,000	$0.25	43.50 months

Stock Warrants Issued to Investors

There were no stock warrants granted by the Company from inception through August 16, 2012.  For each common share purchased by an investor, for no additional consideration, each investor acquired a warrant to purchase an additional two shares at the fixed price of $1.00 per share.  During the period June 1, 2013 to August 31, 2013, in connection with a private placement, the Company raised $126,719 from the sale of securities to four new investors and 13 previous investors. 746,203 stock warrants to purchase common stock were granted in conjunction with the purchase by each investor of our common stock.  The terms of the stock warrant include the right to exercise all or a portion of the warrants granted, shall be no more than 2 years from the date of grant of the warrant, and the exercise price is $1.00 per warrant.  The warrant may not be transferred or assigned in whole or in part by the grantee. There were no Stock Warrants issued during the period September 1, 2013 to fiscal year ended November 30, 2013.

The following is a summary of the status of all of the Company’s stock warrants as of November 30, 2013 and the changes from December 1, 2012 to November 30, 2013.

	# of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at November 30, 2012	624,520	$1.00	10 months
Granted	1,875,480	$1.00	18 months
Exercised	-	$ -	-
Cancelled	-	$ -	-
Outstanding at November 30, 2013	2,500,000	$1.00	16 months
Exercisable at November 30, 2013	2,500,000	$1.00	16 months

Note H:  RELATED PARTY TRANSACTIONS

Advances and Expenses paid on behalf of the Company

On August 1, 2011, the Company entered into a promissory note agreement with DXT for any advances to the Company or expenses paid on behalf of the Company during the period from inception (May 12, 2011) to May 31, 2013. This note is unsecured, with 8% interest rate per annum, and a due date of November 1, 2013. The Company has paid off the entire note. As of November 30, 2013 and 2012, the Company has owed a total of $0 and $12,149, respectively, to DXT as advances or expenses paid on behalf of the Company.

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2013 and 2012

Note H:  RELATED PARTY TRANSACTIONS (CONTINUED)

Compensation of Officers

The Company entered into officer compensation agreements with two officer/directors whereby each receives $60,000 per annum as cash compensation.  The Company pays each officer $5,000 per month.  The amount paid to the two officers in total was $121,107 and $113,000 during the fiscal years ended November 30, 2013 and 2012. In addition, each officer/director received additional compensation in the form of non-cash incentive stock options granted on July 15, 2012.  Each person received 2,000,000 stock options.  For further discussion of the terms of the grant of stock options, see Note G.

Due to related party

On September 21, 2012, the Company used a vehicle belonging to an officer for the purpose of a trade-in acquire a pre-owned company vehicle from a dealer.  This amount, limited to its cost basis, was recorded in 2012 as a short-term obligation due to the officer as a current liability of $3,810.  The Company accrues interest on the amount owed to the officer/director at a rate of 8% per annum. The Company paid off the liabilities during the year ended November 30, 2013. The Company has a due to officer of $3,810 plus $138 interest payable as of November 30, 2012 and $0 as of November 30, 2013.

Note I: COMMITMENTS AND CONTINGENCIES

License Agreement

On June 10, 2013, Exeo Entertainment, Inc. entered into a license agreement with Psyko Audio Labs, Canada whereby Exeo Entertainment. Inc. will manufacture and market the Psyko Krypton and Carbon line of gaming headphones. The company will owe a 5% royalty on all headphone sales to Psyko Audio Labs.  Payments are due quarterly on January 15, April 15, July 15, and October 15. In fiscal year 2013, the Company incurred a minimum royalty expense of $12,130.  In fiscal year 2014, the Company will incur increasing minimum royalty expenses as follows: $24,063 (CDN $26,741), $33,088 (CDN $36,770), $42,102 (CDN $46,787), and $60,155 (CDN $66,849) in each of the four quarters, respectively. Prepaid expenses consist of royalty fees of $44,146 (CDN $49,058) paid to Psyko Audio Labs. These prepaid expenses shall be applied towards royalty expenses incurred in fiscal year 2014. At January 1, 2015, we are obligated to pay minimum monthly royalties of $89,986 (CDN $100,000) per quarter for the remaining term of the contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Operating Lease Obligation

On October 25, 2012, the Company signed a lease for its current office and warehouse.  The Company became a co-tenant along with DXT.  The new lease agreement expires September 30, 2014 and has an option for a three year renewal. The typical monthly rent expense is $7,006, which includes base rent of $5,496 and common area maintenance of $1,510. The Company is not obligated to pay a security deposit to the management company.  A deposit to secure the current lease was made by DXT in 2009.  DXT will receive the security deposit at the end of the lease.

As of November 30, 2013, the monthly minimum rental payment is $7,006. Rent expense was $84,072 and $85,538 for the fiscal years ended November 30, 2013 and 2012, respectively.

As of November 30, 2013, minimum rent to be paid under this lease agreement is summarized as follows:

Minimum rent payments
Year ended November 30, 2014	$70,060
Total Lease Obligation	$70,060

Note Payable for Vehicle Financing Obligations

On September 27, 2012, the Company acquired a pre-owned company vehicle on credit. The total cost basis is $49,824.  The Company paid $10,000 as a down payment.  The amount financed by the seller is $39,824, and the Company makes monthly payments of $863.  The Company is obligated to pay a total of $41,420 over the course of the loan. This note bears interest at the annual percentage rate of 1.9%, and the term is 48 months.  The total finance charge associated with this note is $1,596.

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2013 and 2012

Note I: COMMITMENTS AND CONTINGENCIES (CONTINUED)

Minimum financing payment to be paid under this finance agreement is summarized as follows:

Years ending November 30,	Total Payments	Principal	Interest
2014	10,355	9,883	472
2015	10,355	10,073	282
2016	9,492	9,401	91
Total Financing Obligation	$30,202	$29,357	$845

Note J:  INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. The Company's marginal tax rate is at 34% and its effective tax rate differs from the federal statutory rate due to a 100% valuation allowance effectively provided for any tax benefits that may result from net operating losses incurred, because of uncertainty discussed in Note A “Liquidity and Going Concern.”

As of the most recent balance sheet date presented, the Company’s available unused operating loss carry-forwards are estimated to approximate $1,292,564.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset would be recorded. The total deferred tax asset is $500,332 which is calculated by multiplying a 34% estimated tax rate by the cumulative net operating loss (NOL).

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2013 and 2012

Note J:  INCOME TAXES - DEFERRED TAX ASSET (CONTINUED)

Net deferred tax assets consist of the following components as of November 30, 2013 and 2012:

	2013	2012
Net loss for the year	$856,407	$670,200
Adjustments:
Accrued expenses, Accounts payable and Credit card liability	(47,480)	(22,076)
Prepaid	44,146	14,506
Stock-based compensation	(200,004)	(100,616)
Tax loss for the year	653,069	562,014
Estimated effective tax rate	34%	34%
Deferred tax asset	$222,043	$191,085

The total valuation allowance is $222,043 and $191,085 as of November 30, 2013 and 2012. Details are as follows:

	2013	2012
Deferred tax asset	$222,043	$191,085
Valuation allowance	(222,043)	(191,085)
Current taxes payable	—	—
Provision for income tax	$—	$—

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2011	$77,481	2031
2012	$562,014	2032
2013	$653,069	2033

Net operating loss carry forwards of $1,292,564 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur in the future, net operating loss carry forwards may be limited as to use in future years.

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2013 and 2012

Note K: SUBSEQUENT EVENTS

After November 30, 2013, an officer loaned $92,500, in total, to the Company.  The terms of the notes provide that the Company shall repay the principal of each note in full within six months of the date of each note.   In addition, the Company is obligated to pay interest at a flat rate of 6.00% upon maturity of each note.  At the sole discretion of the officer, the notes may be extended for an additional six month term.

Date of Each Note	Amount of Each Note	Maturity Date of Each Note
December 18, 2013	$ 10,000	June 15, 2014
December 30, 2013	$ 25,000	June 27, 2014
January 24, 2014	$ 50,000	July 22, 2014
February 8, 2014	$ 7,500	August 6, 2014

On February 3, 2014, the Company entered into an agreement with RedChip Companies, Inc., who is based in Maitland, Florida. The agreement provides for certain investor relations services including the preparation of a research profile, an investment thesis and media content for distribution in print and via the internet. The Company intends to reach out to investment firms and sophisticated individuals who are already registered with RedChip and who opted in to receive media created on behalf of the Company. RedChip also agrees to respond to inquiries from investors and to introduce the Company via press releases to RedChip’s existing business network. The term of the agreement is one year.  Cash consideration to be paid to RedChip is $10,000 per month with each payment being due by the 3rd of each month for services to be performed during that month.  Stock based consideration for the duration of the contracted term shall be delivered by the Company to RedChip in February, 2014, and equals 400,000 common shares of restricted stock. The Company did not agree to register such shares with the U.S. Securities and Exchange Commission.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES - continued

Item 15(b) Exhibits

INDEX TO EXHIBITS

Exhibit	Description

3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Bylaws (1)
3.4	Certificate of Designation (for Series A Preferred Stock) (1)
3.5	Certificate of Designation for Series B Convertible Preferred Stock
10.1	Employment Agreement (Jeffrey Weiland, President) (1)
10.2	Employment Agreement (Robert S. Amaral, CEO) (1)
10.3	Consulting Agreement (Hildebrandt Consulting) (1)
10.4	Exclusive License Agreement (Psyko Audio Labs) (1)
10.5	Exclusive License Agreement (Digital Extreme Technologies, Inc.) (1)
10.6	Project Management Agreement (Elite Product Management) (1)
10.7	2012 Employees/Consultants Stock Compensation Plan Agreement (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press release issued on January 22, 2014

(1)	Not filed herewith, but this exhibit is incorporated by reference. Previously filed as an exhibit to Exeo Entertainment, Inc.’s Form S-1 filed with the Commission on August 16, 2013, as amended.

Item 15(c) Reports on Form 8-K

On January 14, 2014, the Board of Directors of Exeo Entertainment, Inc. (the “Company” adopted a resolution pursuant to the Company’s Certificate of Incorporation, as amended, providing for the designations, preferences and relative, participating, optional and other rights, and the qualifications, limitations and restrictions, of the Series B Convertible  Preferred Stock.

On January 18, 2014, the Company filed a Certificate of Designations for a Series B Convertible Preferred Stock. The authorized number of Series B Convertible Preferred Stock is 1,000,000 shares, par value 0.0001. The holders of shares of Series B Convertible Preferred Stock shall vote as a separate class on all matters adversely affecting the Series B Stock.  The authorization or issuance of additional Common Stock, Series B Convertible Preferred Stock or other securities having liquidation, dividend, voting or other rights junior to or on a parity with, the Series B Convertible Preferred Stock shall not be deemed to adversely affect the Series B Convertible Preferred Stock. In each case the holders shall be entitled to one vote per share.

On January 23, 2014, the Company filed Form 8-K with the Commission to report a material modification of rights to security holders, as described above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXEO ENTERTAINMENT, INC. (Registrant)

Signature	Title	Date
Jeffrey A. Weiland
/s/ Jeffery A. Weiland	President and Director	March 13, 2014

Robert S. Amaral
/s/ Robert S. Amaral	Chief Executive Officer,	March 13, 2014
Treasurer and Director
(Principal Executive and Financial Officer)