Form 10-Q
period 2014-02-28
Exeo Entertainment, Inc.
filed 2014-04-04
CIK 1528760

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of the date of filing of this report, there were outstanding 23,433,100 shares of the issuer’s common stock, par value $0.0001 per share.

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended February 28, 2014 are not necessarily indicative of the results that can be expected for the year ending November 30, 2014.

EXEO ENTERTAINMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

FEBRUARY 28, 2014

(UNAUDITED)

Balance Sheets as of February 28, 2014 and November 30, 2013	F - 1

Statements of Operations for the three months ended February 28, 2014 and 2013, and the period from May 12, 2011 (inception) to February 28, 2014	F - 2

Statements of Cash Flows for the three months ended February 28, 2014 and 2013, and the period from May 12, 2011 (inception) to February 28, 2014	F - 3

Notes to Financial Statements	F - 4 – F – 13

EXEO ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(unaudited)	February 28,	November 30,
	2014	2013

ASSETS

Current Assets
Cash and cash equivalents	$316,980	$358,299
Prepaid expenses	50,365	44,146
Total current assets	367,345	402,445

Property and equipment, net	100,184	105,563

TOTAL ASSETS	$467,529	$508,008

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
Accounts payable and accrued expenses	$47,310	$47,480
Due to related parties	85,556	-
Notes payable	9,698	9,698
Total current liabilities	142,564	57,178

Long-term liabilities
Notes payable	16,734	19,186
Total long-term liabilities	16,734	19,186

Total Liabilities	159,298	76,364

Stockholders' Equity
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares authorized, no shares issued
Convertible Preferred Stock Series B - 15%, $0.0001 par value, 1,000,000 shares authorized, no shares issued
Common stock - $0.0001 par value, 100,000,000 shares authorized; 23,433,100
and 23,433,100 shares issued and outstanding, respectively	2,344	2,344
Additional paid-in capital	2,121,834	2,076,147
Stock Payable	470,000	-
Deficit accumulated during the development stage	(2,285,947)	(1,646,847)
Total stockholders' equity	308,231	431,644

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$467,529	$508,008

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	Three month period ending February 28, 2014	Three month period ending Febuary 28, 2013	From May 12, 2011 (Inception) to February 28, 2014

REVENUES	$-	$-	$-

OPERATING EXPENSES
Advertising	280	561	1,698
Automobile and truck	1,386	497	9,324
Bank service charges	290	510	1,818
Compensation - non-directors	5,952	37,376	214,354
Compensation - officers / directors	30,000	25,000	309,107
Stock-based compensation to officers and employee	50,001	50,001	369,296
Computer and internet	202	401	2,338
Consulting fees	30,000	-	90,000
Depreciation	6,810	5,789	38,444
Filing fees	1,388	350	2,830
Investor Relations and News	410,000	-	410,000
Legal and professional	30,085	2,745	121,532
Meals and entertainment	-	95	1,230
Office rent	21,018	35,030	225,378
Office expense	1,707	2,352	26,903
Organizational cost	-	-	875
Promotions / trade show exhibit	-	-	38,677
Promotions / internet listings and sponsorships	1,556	-	1,556
Research and product development	19,268	57,138	340,781
Royalties	24,063	-	36,093
Travel	705	99	9,799
Utilities	4,252	4,741	49,665
TOTAL OPERATING EXPENSES	638,963	222,685	2,301,698

LOSS FROM OPERATIONS	(638,963)	(222,685)	(2,301,698)

OTHER INCOME
Foregiveness of Debt	-	-	21,018
TOTAL OTHER INCOME	-	-	21,018

OTHER EXPENSE
Interest expense	(137)	2,167	(5,267)
TOTAL OTHER EXPENSES	(137)	2,167	(5,267)

LOSS BEFORE PROVISION FOR INCOME TAXES	(639,100)	(220,518)	(2,285,947)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(639,100)	$(220,518)	$(2,285,947)

NET LOSS PER SHARE: BASIC	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	23,433,100	22,632,860

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
	Three month period ending February 28, 2014	Three month period ending February 28, 2013	From May 12, 2011 (Inception) to February 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(639,100)	$(220,518)	$(2,285,947)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,810	5,789	38,444
Stock-based compensation	450,001	50,001	769,296
Organization costs paid with stock	-	-	875
Foregiveness of Debt	-	-	(21,018)
Imputed interest	-	-	2,271
Changes in assets and liabilities
Decrease (Increase) in pre-paid expenses	(6,219)	7,006	(50,365)
Decrease (Increase) in accounts payable and accrued expenses	386	34,018	68,884
Increase in accrued interest due to related parties	-	-	2,528
Net Cash Used in Operating Activities	(188,122)	(123,704)	(1,475,032)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,430)	(8,750)	(94,993)
Cash Flows Used in Investing Activities	(1,430)	(8,750)	(94,993)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	65,685	165,290	1,821,735
Proceeds from related party debt	85,000	-	106,476
Proceeds from notes payable	-	-	12,018
Payments on notes payable	-	(7,954)	(22,850)
Payments on related party debt	-	(638)	(16,982)
Payments on notes payable - auto loan (principal)	(2,452)	(2,589)	(13,392)
Cash Flows Provided by Financing Activities	148,233	154,109	1,887,005

Net increase in cash and cash equivalents	(41,319)	21,654	316,980

Cash and cash equivalents, beginning of the period	358,299	130,676	-

Cash and cash equivalents, end of the period	$316,980	$152,329	$316,980

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Vehicle purchased with financing	$-	$39,824	$39,824
Vehicle purchased using a related party trade-in vehicle	$-	$3,810	$3,810
Assumption of related party debt	$-	$-	$10,832

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2014

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
February 28, 2014

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
February 28, 2014

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

Concentrations of Risk
The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000.  At February 28, 2014, the Company’s bank deposits did exceed the insured amounts.

Accounting for Research and Development Costs
The Company records an expense in the current period for all research and development costs, which include Hardware Development Costs.  The Company does not capitalize such amounts.  Pursuant to ASC Topic 730 Research and Development, once we determine that our Extreme Gamer video game console is technologically feasible and a working model is put into use, the Company will capitalize Software Development costs associated with its products.  Once this occurs we will determine a useful life of our software and apply a reasonable economic life of five years or less.  At this time, our software development costs only relate to the Extreme Gamer and Zaaz keyboard hardware.  The software development costs cannot be separated from the associated hardware development.  We do not develop stand-alone software for sale to the retail consumers; rather we develop software in order to operate the designed hardware.  The software is designed to be encoded within chips inside the hardware. Thus, it has been determined that the current software development costs, which are intertwined within the hardware development, are to be expensed rather than capitalized pursuant to ASC Topic 730.

This conclusion is also based upon our decision to devote further research and development costs in the support of our product interface to the video game players: Sony PS3® (and other products such as Nintendo Wii® and Microsoft Xbox 360®).

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2014

Note A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Liquidity and Going Concern
The Company has incurred an accumulated deficit of $2,285,947 since inception and receives no revenue from the sales of products. The Company incurred significant initial research and product development costs, including expenditures associated with hardware engineering and the design and development of its hardware components and prototypes associated with the Zaaz™ keyboard, the Extreme Gamer, and the Psyko Krypton™ surround sound gaming headphones. The Company also incurred costs associated with its acquisition of property, plant and equipment for its 10,000 square foot office and warehouse.

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

Note B: PROPERTY AND EQUIPMENT

The Company owned property and equipment, recorded at cost, which consisted of the following at February 28, 2014 and November 30, 2013:

	February 28, 2014	November 30, 2013
Furniture and fixtures	$21,045	$21,045
Office & computer equipment	31,061	29,631
Vehicles	86,471	86,471
Subtotal	138,577	137,147
Less: Accumulated depreciation	(38,393)	(31,584)
Property and equipment, net	$100,184	$105,563

Depreciation expense was $6,810 and $5,789 for the three months ended February 28, 2014 and 2013, respectively.

Note C: HARDWARE DEVELOPMENT COSTS

The Company incurred $19,268 and $57,138 for research and development costs for the three months ended February 28, 2014 and 2013, respectively. As to the three months ended February 28, 2013, these costs relate to hardware engineering, design and development of the Zaaz Keyboard, and the Extreme Gamer. As to the three months ended February 28, 2014, these costs pertain to the Psyko Krypton™ surround sound gaming headphones, Zaaz Keyboard and the Extreme Gamer.

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2014

Note D:  PREPAID EXPENSES

At February 28, 2014, the balance of prepaid expenses was $50,365. At November 30, 2013 the balance of $44,146 consisted of royalty fees owed to Psyko Audio Labs as to the Psyko Audio Headphones. At February 28, 2014, the balance was reduced to $35,365 as the Company applied $8,781 from prepaid expenses to royalty fees during the three months ended February 28, 2014.  The Company also recorded prepaid expenses of $15,000, which are associated with an upfront commitment of exhibitor expenses to participate in the Electronic Entertainment Expo to be held in June, 2014.

Note E:  PATENT AND TRADEMARKS

In June 2013, the Company executed a license agreement with Psyko Audio Labs Canada to manufacture and distribute the Carbon and Krypton line of patented headphones. US Patent # 8,000,486 (for the Psyko Krypton™ surround sound gaming headphones).

The Company entered into a license agreement with Digital Extreme Technologies, Inc., a Delaware corporation, (also referred to as DXT) for use of certain intellectual property associated with the products being designed and developed by the Company.  The specific terms of the license agreement are addressed under the related party transactions note I. The Black Widow keyboard is now known as the Zaaz keyboard.    DXT worked to design and develop the Extreme Gamer as well as the Black Widow keyboard.  The Company continues to work, under a license agreement, with DXT to advance the use of technologies designed by DXT.

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

Note F:  COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 23,433,100 and 23,433,100 shares issued and outstanding at February 28, 2014 and November 30, 2013, respectively.  During the three months ended February 28, 2013, the Company granted 350,000 stock warrants to investors.   Details associated with stock warrants are described in Note G.

On December 24, 2012, the Company filed an amendment to its Articles of Incorporation to change the par value of its common stock from $0.001 to $0.0001 and to add to the authorized capital of the  Company 1,000,000 Series A Preferred Stock at par value $0.0001. As of February 28, 2014, there have been no issuances of Series A Convertible Preferred Stock.

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2014

Note F:  COMMON STOCK (CONTINUED)

Common Stock Payable for Investor Relations

On February 3, 2014, the Company entered into an agreement with RedChip Companies, Inc., which is based in Maitland, Florida. The agreement provides for certain investor relations services including the preparation of a research profile, an investment thesis, and media content for distribution via the internet and in print. The Company agreed to reach out to investment firms and sophisticated individuals who are already registered with RedChip, and who opted in to receive media created on behalf of the Company. RedChip also agreed to respond to inquiries from investors, and to introduce the Company via press releases to RedChip’s existing business network. The term of the agreement is one year.  Cash consideration to be paid to RedChip is $10,000 per month.  As of February 28, 2014, the Company paid RedChip $10,000.

In addition to the cash compensation described above, the Company agreed to pay stock-based consideration.  A common stock certificate for 400,000 common shares bearing a restrictive legend shall be delivered by the Company to RedChip in April, 2014. Although the Company agreed to deliver the stock certificate in February, 2014, the parties agreed to an extension to allow the Company additional time in order to process and deliver the stock certificate. The Company did not agree to register such shares with the U.S. Securities and Exchange Commission. The Company recorded $400,000 as an investor relations expense, and as stock payable since the certificate had not yet been issued. The $1.00 price per share was determined based upon the most recent sales of restricted common shares. These sales transactions occurred in the third quarter of fiscal year 2013. During that quarter, the Company sold 294,219 common shares at $1.00 per to 19 purchasers in a Regulation D, section 506 offering to accredited investors.

Equity Issuance Costs

We incurred equity issuance costs of $4,315 and $9,710 during the three months ended February 28, 2014 and 2013, respectively.  Rather than expense these costs, such items are charged against the Company’s equity.  These costs include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

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

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2014

Note G:  STOCK OPTIONS AND WARRANTS (CONTINUED)

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

The following is a summary of the status of all of the Company’s stock options issued to the Company’s management as of February 28, 2014 and the changes from December 1, 2013 to February 28, 2014.

	# of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding November 30, 2013	4,100,000	$0.25	43.75 months
Granted	-	$ -	-
Exercised	-	$ -	-
Cancelled	100,000	$0.25	-
Outstanding at February 28, 2014	4,000,000	$0.25	40.50 months
Exercisable at February 28, 2014	1,000,000	$0.25	40.50 months

Stock Warrants Issued to Investors

There were no common stock warrants granted by the Company from inception through August 16, 2012.  For each common share purchased by an investor, for no additional consideration, each investor acquired a warrant to purchase an additional two shares at the fixed price of $1.00 per share.  During the period June 1, 2013 to August 31, 2013, in connection with a private placement, the Company raised $126,719 from the sale of securities to four new investors and 13 previous investors. 746,203 stock warrants to purchase common stock were granted in conjunction with the purchase by each investor of our common stock.  The terms of the stock warrant include the right to exercise all or a portion of the warrants granted, shall be no more than 2 years from the date of grant of the warrant, and the exercise price is $1.00 per warrant.  The warrant may not be transferred or assigned in whole or in part by the grantee. No common stock warrants were issued during the period September 1, 2013 to January 31, 2014.

The following is a summary of the status of all of the Company’s stock warrants as of February 28, 2014 and the changes from December 1, 2013 to February 28, 2014.

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2014

Note G: STOCK OPTIONS AND WARRANTS (CONTINUED)

	# of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at November 30, 2013	624,520	$1.00	10 months
Granted	1,875,480	$1.00	18 months
Exercised	-	$ -	-
Cancelled	-	$ -	-
Outstanding at November 30, 2013	2,500,000	$1.00	16 months
Exercisable at November 30, 2013	2,500,000	$1.00	16 months
Outstanding at February 28, 2014	2,500,000	$1.00	16 months
Exercisable at February 28, 2014	2,500,000	$1.00	16 months

Note H:  PREFERRED STOCK

On December 24, 2012, the Company filed an amendment to its Articles of Incorporation to add to the authorized capital of the Company 1,000,000 Series A Preferred Stock at par value $0.0001. As of February 28, 2014, there have been no issuances of Series A Convertible Preferred Stock.

On January 13, 2014, the Company filed a Certificate of Designation to designate the rights, preferences, privileges, and restrictions associated with Series B Convertible Preferred Shares.  The Company intends to offer up to $1,000,000 to investors in the Company’s Series B Stock at par value $0.0001. The Company did not file an Amendment to its Articles of Incorporation at such time, but the Amendment was received by the Nevada Secretary of State on March 24, 2014.

In the last week of February 2014, the Company received $70,000 in deposits from a group of six accredited investors, all pre-existing investors in the Company’s common stock, who wished to subscribe to 14,000 shares of Series B Preferred Stock and 35,000 common stock warrants. For each Series B Convertible Preferred share purchased by an investor, for no additional consideration, each investor shall acquire a warrant to purchase an additional 2 and ½ common shares.

Each of the six accredited investors executed a stock subscription agreement, and delivered funds in exchange for the delivery of Company’s Series B Convertible Preferred Shares at a price of $5.00 per share. As of February 28, 2014, no stock certificates had been issued. Therefore, the Company recorded $70,000, not as paid in capital, but rather as a stock subscription payable associated with the Company’s obligations to issue certificates under the stock subscription agreements.

Note I:  RELATED PARTY TRANSACTIONS

Compensation of Officers

The Company entered into officer compensation agreements with two officer/directors whereby each receives $60,000 per annum as cash compensation.  The Company pays each officer $5,000 per month.  The amount paid to the two officers in total was $30,000 and $25,000 during the three months ended February 28, 2014 and 2013, respectively. In addition, each officer/director received additional compensation in the form of non-cash incentive stock options granted on July 15, 2012.  Each person received 2,000,000 stock options.  For further discussion of the terms of the grant of stock options, see Note G.

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2014

Note I:  RELATED PARTY TRANSACTIONS CONTINUED)

Notes Payable to Officer

During the three month period ended February 28, 2014, an officer loaned to the Company $85,000.  The terms of the notes provide that the Company shall repay the principal of each note in full within six months of the date of each note.   In addition, the Company is obligated to pay interest at a flat rate of 6.00% upon maturity of each note.  At the sole discretion of the officer, the notes may be extended for an additional six month term.

Date of Each Note	Amount of Each Note	Maturity Date of Each Note
December 18, 2013	$10,000	June 15, 2014
December 30, 2013	$25,000	June 27, 2014
January 24, 2014	$50,000	July 22, 2014

Note J: COMMITMENTS AND CONTINGENCIES

License Agreement

On June 10, 2013 Exeo Entertainment, Inc. entered into a license agreement with Psyko Audio Labs, Canada whereby Exeo Entertainment. Inc. will manufacture and market the Psyko Krypton and Carbon line of gaming headphones. The company will owe a 5% royalty on all headphone sales to Psyko Audio Labs.  Payments are due quarterly on January 15, April 15, July 15, and October 15. In fiscal year 2014, the Company will incur increasing minimum royalty expenses as follows: $24,063 (CDN $26,741), $33,088 (CDN $36,770), $42,102 (CDN $46,787), and $60,155 (CDN $66,849) in each of the four quarters, respectively. Prepaid expenses consist of royalty fees of $44,146 (CDN $49,058) paid to Psyko Audio Labs. These prepaid expenses shall be applied towards royalty expenses incurred in fiscal year 2014. At January 1, 2015, the Company is obligated to pay minimum monthly royalties of $89,986 (CDN $100,000) per quarter for the remaining term of the contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

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

As of February 28, 2014, the monthly minimum rental payment is $7,006. Rent expense was $21,018 and $35,030 for the three months ended February 28, 2014 and 2013, respectively.

As of February 28, 2014, minimum rent to be paid under this lease agreement is summarized as follows:

Minimum rent payments
As of February 28, 2014	$49,588
Total Lease Obligation	$49,588

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2014

Note J: COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Note K: SUBSEQUENT EVENTS

Series B Convertible Preferred Stock to be Issued

In the first week of March 2014, the Company received $27,500 in deposits from two accredited investors, both pre-existing investors in the Company’s common stock, who wished to subscribe to 5,500 shares of Series B Preferred Stock and 13,750 common stock warrants. Each person executed a stock subscription agreement and delivered funds in exchange for the delivery of Series B Convertible Preferred Shares at a price of $5.00 per share. As of March 28, 2014, no stock certificates had been issued. Therefore, the Company recorded $27,500, not as paid in capital, but rather as a stock subscription payable associated with the Company’s obligations to issue certificates under the stock subscription agreements. On March 24, 2014, the Nevada Secretary of State received the Amended Articles of Incorporation relative to this class of securities.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Exeo Entertainment, Inc. designs, develops, licenses, manufacturers, and markets consumer electronics in the video gaming, music and smart TV sector. Our current business objectives are:

·	Complete product development and establish channels of distribution, and
·	Expand SKUs within the headphone market for both music and gaming

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
10) On February 1, 2014, we executed an agreement with RedChip Companies, Inc. to provide investor relations and news services

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

In regard to intellectual property rights associated with Krankz™ Bluetooth® wireless headphones, we do not have a federally registered trademark in the word Krankz.  Therefore, we do not have the same presumptive rights which might otherwise apply had we obtained a federally registered trademark.  We believe we have intellectual property rights to this mark under common law.  If we are unable to register this mark, we may use an alternative name for these headphones.

Subsidiaries

We do not have any subsidiaries.

Comparison of Three Month Results –for the quarters ended February 28, 2014 and 2013, respectively

Revenues and Gross Profit
Revenues and Gross Profit for the three months ended February 28, 2014 and 2013 are zero. The Company is a development stage company and has incurred significant costs in research and development activities. See discussion below for further information. At February 28, 2014, the Company had incurred an accumulated deficit of $2,285,947 since inception. In March, 2014, the Company recorded its first sale of the Krankz™ bluetooth® wireless headphones.

Costs and Expenses
Total cost and expenses were $638,963 and $222,685 for the three months ended February 28, 2014 and 2013, respectively. The increase in costs in the current quarter as compared to the three months period ended February 28, 2013 is $400,000 stock-based compensation paid to RedChip Companies, Inc. for investor relations services.  On February 1, 2014, the Company agreed to deliver to RedChip 400,000 common shares of the Company’s equities.

Research and Development Costs

The Company incurred $19,268 and $57,138 for research and development costs during the three months ended February 28, 2014 and 2013, respectively. As to the 2013 year, these costs pertain to the, Zaaz Keyboard and the Extreme Gamer. As to the 2014 year, these costs relate to the Psyko Krypton™ surround sound gaming headphones, Zaaz Keyboard, Extreme Gamer, and multi-video game changer.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

Long-Term Debt / Note Payable and Other Commitments

Other than what is described in this Report, the Company had no material commitments for capital expenditures at February 28, 2014. In fiscal year 2013, the Company incurred a minimum royalty expense to Psyko Audio Labs, Canada of $12,130.  In fiscal year 2014, the Company will incur increasing minimum royalty expenses as follows: $24,063 (CDN $26,741), $33,088 (CDN $36,770), $42,102 (CDN $46,787), and $60,155 (CDN $66,849) in each of the four quarters, respectively. Prepaid expenses consist of royalty fees of $44,146 (CDN $49,058) paid to Psyko Audio Labs. These prepaid expenses shall be applied towards royalty expenses incurred in fiscal year 2014. At January 1, 2015, the Company is obligated to pay minimum monthly royalties of $89,986 (CDN $100,000) per quarter for the remaining term of the contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

The Company has an office and warehouse rental lease obligation through September 30, 2014, which equals $70,060 as of November 30, 2013. The monthly minimum rental payment is $7,006. Rent expense was $21,018 and $35,030 for the three month periods ended February 28, 2014 and 2013, respectively.

Cash Flow Information

On February 28, 2014, the Company had working capital of approximately $224,781. On November 30, 2013, the Company had working capital of approximately $345,267. The decrease in working capital at February 28, 2014 as compared to November 30, 2013 was primarily due to the increase in cash during the fiscal year ended November 30, 2013 associated with the following: i) sales of equity investments, ii) reduction in the use of working capital for purchases of vehicles and equipment, and iii)  less expenditures for research and development expenses. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

The Company had cash and cash equivalents of approximately $316,980 and $358,299 at February 28, 2014 and November 30, 2013, respectively. This represents a decrease in cash of $41,319.

Cash used in Operating Activities

The Company used approximately $188,678 of cash for operating activities in the three months ended February 28, 2014 as compared to using $123,704 of cash for operating activities in the three months ended February 28, 2013. This increase in cash used in operating activities, which is $64,974, is primarily attributed to the net loss generated in these periods.

Cash used for Investing Activities
Investing activities for the three months ended February 28, 2014 used approximately $1,430 of cash as compared to using $8,750 of cash in the three months ended February 28, 2013. This decrease in use is attributable to a reduction in the acquisition of vehicles and equipment.

Cash Provided by Financing Activities
Financing activities in the three months ended February 28, 2014 provided $148,789 of cash as compared to providing $154,109 of cash in the three months ended February 28, 2013. The difference of $5,320 is attributable to the decrease in equity investments. The Company did not incur any debt issuance costs in 2014.

The Company’s principal sources and uses of funds are investments from accredited investors. The Company would need to raise additional capital in order to meet its business plan. Management intends to secure additional funds using borrowing or the further sale of Regulation D, Section 506 securities to accredited investors in the future.

The Company anticipates that its future liquidity requirements will arise from the need to fund its growth, pay its current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from private sources and/or debt financing.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Going Concern Consideration

For the period from inception to February 28, 2014, the Company recorded no revenue. There is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

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

ITEM 4.	CONTROLS AND PROCEDURES - continued

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of February 28, 2014. The Company has resourced outside consultants to assist in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company has no knowledge of existing or pending legal proceedings against the Company, nor is the Company involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest. The Company’s address for service of process in Nevada is Business Filings, Incorporated located at 311 S. Division Street, Carson City, Nevada 89703.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 13, 2014, the Company filed a Certificate of Designation to designate the rights, preferences, privileges, and restrictions associated with Series B Convertible Preferred Shares.  During the last week of February 2014, the Company received $70,000 in deposits from a group of six accredited investors, all pre-existing investors in the Company’s common stock, who subscribed to 14,000 shares of Series B Preferred Stock and 35,000 common stock warrants. Each person executed a stock subscription agreement and delivered funds in exchange for the Company’s Series B Convertible Preferred Shares at a price of $5.00 per share. As of February 28, 2014, no stock certificates were issued as the Amended Articles of Incorporation had not yet been filed. An Amendment to the Articles of Incorporation was filed and recorded by the Nevada Secretary of State on March 24, 2014. At February 28, 2014, the Company recorded $70,000, not as paid in capital, but rather as stock subscription payable.

The Company incurred equity issuance costs of $4,415 and $9,710 during the three month periods ended February 28, 2014 and 2013, respectively.  Rather than expense these costs, such items are charged against the Company’s equity.  These costs include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5(a).	OTHER INFORMATION

Market for the Company’s Common Stock

As of the date of filing of this Report, there is no active public market for the Company’s common stock. The Company’s common stock is listed on the over-the-counter market and quoted on the Over-The-Counter Bulletin Board (aka OTCBB) under the trading symbol “EXEO”.  We are separately listed with another market known such as OTC Link LLC, which organizes securities into one of three separate market-places, i.e. OTC: Markets – QX, Pink and QB. The Company is listed in the market-place known as OTCQB.

Related Party Transactions

During the three month period ended February 28, 2014, an officer loaned to the Company $85,000 and advanced business expenses of $556. The terms of the notes provide that the Company shall repay the principal of each note in full within six months of the date of each note.   In addition, the Company is obligated to pay interest at a flat rate of 6.00% upon maturity of each note.  At the sole discretion of the officer, the notes may be extended for an additional six month term.

Date of Each Note	Amount of Each Note	Maturity Date of Each Note
December 18, 2013	$ 10,000	June 15, 2014
December 30, 2013	$ 25,000	June 27, 2014
January 24, 2014	$ 50,000	July 22, 2014

Material Contract

As previously disclosed within the Company’s Form 10-K filed on March 13, 2014, on February 3, 2014, the Company entered into an agreement with RedChip Companies, Inc., who is based in Maitland, Florida. The agreement provides for certain investor relations services including the preparation of a research profile, an investment thesis and media content for distribution in print and via the internet. The Company intends to reach out to investment firms and sophisticated individuals who are already registered with RedChip and who opted in to receive media created on behalf of the Company. RedChip also agrees to respond to inquiries from investors and to introduce the Company via press releases to RedChip’s existing business network. The term of the agreement is one year.  Cash consideration to be paid to RedChip is $10,000 per month with each payment being due by the 3rd of each month for services to be performed during that month.  As of February 28, 2014, the Company paid RedChip $10,000. In addition, the Company agreed to issue 400,000 common shares as stock-based compensation.

ITEM 6.	EXHIBITS

 INDEX TO EXHIBITS

Exhibit	Description
3.1	Amendment to Articles of Incorporation as to Series B Convertible Preferred Stock filed and recorded with the Nevada Secretary of State on March 24, 2014
3.2	Certificate of Designation for Series A Convertible Preferred Stock filed and recorded with the Nevada Secretary of State on March 24, 2014
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press release issued on January 22, 2014
99.2	Press release issued on March 31, 2014

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

On April 1, 2014, the Company filed Form 8-K with the Commission to report a material modification of rights to security holders as described in Item 2 of this Report and Exhibits 3.1 and 3.2.

Subsequent Events

Series A Preferred Stock
The Company filed an Amendment to the Certificate of Designation to designate the rights, preferences, privileges, and restrictions associated with Series A Convertible Preferred Shares.  See Exhibit 3.2. This class of Series A Preferred Stock was established in January, 2013. The Amendment to the Certificate of Designation was filed and recorded by the Nevada Secretary of State on March 24, 2014. Up to the date of the filing of this Report, the Company has sold no Series A Convertible Preferred Shares.

Series B Preferred Stock
A Certificate of Designation to designate the rights, preferences, privileges, and restrictions associated with Series Convertible Preferred Shares was filed and recorded with the Nevada Secretary of State on January 23, 2014.  As to this class of securities, the Company also amended its Articles of Incorporation, which was filed and recorded by the Nevada Secretary of State on March 24, 2014. See Exhibit 3.1. In March, the Company received $27,500 in deposits from two accredited investors, both pre-existing investors in the Company’s common stock, who wished to subscribe to 5,500 shares of Series B Preferred Stock and 13,750 common stock warrants. Each person executed a stock subscription agreement and delivered funds in exchange for the delivery of Series B Convertible Preferred Shares at a price of $5.00 per share. The Company recorded $27,500, not as paid in capital, but rather as a stock subscription payable.

On April 1, 2014, the Company filed Form 8-K Current Report with the SEC to disclose the above amendments. In addition, the Company issued a press release to announce the same. See Exhibit 99.2.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXEO ENTERTAINMENT, INC. (Registrant)

Signature	Title	Date
Jeffrey A. Weiland
/s/ Jeffrey A. Weiland	President and Director	April 4, 2014

Robert S. Amaral
/s/ Robert S. Amaral	Chief Executive Officer,	April 4, 2014
Treasurer and Director
(Principal Executive and Financial Officer)