Form 10-Q
period 2014-05-31
Exeo Entertainment, Inc.
filed 2014-07-02
CIK 1528760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of the date of filing of this report, there were outstanding 23,916,850 shares of the issuer’s common stock, par value $0.0001 per share.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended May 31, 2014 are not necessarily indicative of the results that can be expected for the year ending November 30, 2014.

EXEO ENTERTAINMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

MAY 31, 2014

(UNAUDITED)

Balance Sheets as of May 31, 2014 and November 30, 2013	F - 1

Statements of Operations for the three and six months ended May 31, 2014 and 2013, and the period from May 12, 2011 (inception) to May 31, 2014	F - 2

Statements of Cash Flows for the six months ended May 31, 2014 and 2013, and the period from May 12, 2011 (inception) to May 31, 2014	F - 3

Notes to Financial Statements	F - 4 – F – 14

EXEO ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(unaudited)	May 31,	November 30,
	2014	2013

ASSETS

Current Assets
Cash and cash equivalents	$491,648	$ 358,299
Prepaid expenses	59,626	44,146
Total current assets	551,274	402,445

Property and equipment, net	96,984	105,563

TOTAL ASSETS	$648,258	$ 508,008

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
Accounts payable and accrued expenses	$42,211	$ 47,480
Due to related parties	85,640	-
Notes payable	9,698	9,698
Total current liabilities	137,549	57,178

Long-term liabilities
Notes payable	14,271	19,186
Total long-term liabilities	14,271	19,186

Total Liabilities	151,820	76,364

Stockholders' Equity
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares
authorized, no shares issued, respectively	-	-
Convertible Preferred Stock Series B - 15%, $0.0001 par value, 1,000,000 shares
authorized, no shares issued	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized; 23,433,100,
and 23,433,100 shares issued and outstanding, respectively	2,344	2,344
Additional paid-in capital	2,168,068	2,076,147
Stock payable	884,500	-
Deficit accumulated during the development stage	(2,558,474)	(1,646,847)
Total stockholders' equity	496,438	431,644

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$648,258	$ 508,008

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	Three month period ending May 31, 2014	Three month period ending May 31, 2013	Six month period ending May 31, 2014	Six month period ending May 31, 2013	From May 12, 2011 (Inception) to May 31, 2014

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Advertising	339	-	618	-	2,036
Automobile and truck	1,354	166	2,741	662	10,679
Bank service charges	413	132	703	642	2,231
Compensation - non-directors	10,158	39,450	16,110	76,825	224,512
Compensation - officers / directors	30,000	30,250	60,000	60,250	339,107
Compensation - officers / directors - common stock	50,001	50,001	100,002	100,002	419,297
Compensation - investment relations company - common stock	-	-	400,000	-	400,000
Computer and internet	190	58	392	387	2,528
Consulting fees - cash	50,000	-	90,000	-	150,000
Depreciation	6,837	6,332	13,647	12,121	45,281
Filing fees	1,059	375	1,698	725	3,140
Legal and professional	16,614	860	46,699	3,705	138,146
Meals and entertainment	91	215	91	310	1,321
Office rent	21,018	21,018	42,036	42,036	246,396
Office expense	897	5,532	3,054	8,055	28,250
Organizational cost	-	-	-	-	875
Promotions / trade show exhibit	-	7,334	-	7,334	38,677
Promotions / other cost	10,714	-	12,270	-	12,270
Research and product development	37,559	30,425	56,827	87,838	378,340
Royalties	33,205	-	57,268	-	69,298
Travel	406	-	1,111	-	10,205
Utilities	3,725	6,124	7,977	10,865	53,390
TOTAL OPERATING EXPENSES	274,580	198,272	913,244	411,757	2,575,979

LOSS FROM OPERATIONS	(274,580)	(198,272)	(913,244)	(411,757)	(2,575,979)

OTHER INCOME
Forgiveness of debt	5,000	-	5,000	-	26,018
Other income	669	-	669	-	669
TOTAL OTHER INCOME	5,669	-	5,669	-	26,687

OTHER EXPENSE
Interest expense	(3,916)	(75)	(4,052)	(199)	(9,182)
TOTAL OTHER EXPENSES	(3,916)	(75)	(4,052)	(199)	(9,182)

NET LOSS	$(272,827)	$(198,347)	$(911,627)	$(411,956)	$(2,558,474)

NET LOSS PER SHARE: BASIC	$(0.01)	$(0.01)	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	23,433,100	22,682,420	23,433,100	22,757,534

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
	Six month period ending May 31, 2014	Six month period ending May 31, 2013	From May 12, 2011 (Inception) to May 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(911,627)	$(411,956)	$(2,558,474)
Adjustments to reconcile net loss to net cash used in operating activities			-
Depreciation	13,647	12,121	45,281
Stock-based compensation to officers	100,002	100,002	419,297
Stock-based compensation to investment relations company	400,000	-	400,000
Organization costs paid with stock	-	-	875
Forgiveness of debt	(5,000)	-	(26,018)
Imputed interest	-	38	2,271
Changes in assets and liabilities
Decrease (increase) in accounts payable and accrued expenses	(269)	13,907	(44,415)
Decrease (increase) in pre-paid expenses	(15,480)	(27,442)	53,018
Advances from officer	640	150	640
Increase in accrued interest due to related parties	-	-	2,528
Net Cash Used in Operating Activities	(418,087)	(313,180)	(1,704,997)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(5,068)	(20,057)	(98,631)
Cash Flows Used in Investing Activities	(5,068)	(20,057)	(98,631)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock, net of issuance costs	-	345,351	1,756,050
Proceeds from stock payable, net of issuance costs	476,419	-	476,419
Proceeds from related party debt	85,000	-	106,476
Proceeds from notes payable	-	-	(16,982)
Payments on notes payable	-	(5,712)	12,018
Payments on related party debt	-	(704)	(22,850)
Payments on notes payable - auto loan (principal)	(4,915)	(5,177)	(15,855)
Cash Flows Provided by Financing Activities	556,504	333,758	2,295,276

Net increase in cash and cash equivalents	133,349	521	491,648

Cash and cash equivalents, beginning of the period	358,299	130,676	-

Cash and cash equivalents, end of the period	$491,648	$131,197	$491,648

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Vehicle purchased with financing	$-	$-	$39,824
Vehicle purchased using a related party trade-in vehicle	$-	$-	$3,810
Assumption of related party debt	$-	$-	$10,832

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2014

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
May 31, 2014

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
May 31, 2014

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

Concentrations of Risk
The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000.  At May 31, 2014, the Company’s bank deposits did exceed the insured amounts.

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
May 31, 2014

Note A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Liquidity and Going Concern
The Company has incurred an accumulated deficit of $2,558,474 since inception. The Company incurred significant initial research and product development costs, including expenditures associated with hardware engineering and the design and development of its hardware components and prototypes associated with the Zaaz™ keyboard, the Extreme Gamer, and the Psyko® Krypton™ surround sound gaming headphones. The Company also incurred costs associated with its acquisition of property, plant and equipment for its 10,000 square foot office and warehouse.

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

Note B: PROPERTY AND EQUIPMENT

The Company owned property and equipment, recorded at cost, which consisted of the following at May 31, 2014 and November 30, 2013:

	May 31, 2014	November 30, 2013
Furniture and fixtures	$21,045	$21,045
Office & computer equipment	31,364	29,631
Vehicles	89,805	86,471
Subtotal	142,214	137,147
Less: Accumulated depreciation	(45,230)	(31,584)
Property and equipment, net	$96,984	$105,563

Depreciation expense was $6,837 and $6,332 for the three months ended May 31, 2014 and 2013, respectively. Depreciation expense was $13,647 and $12,121 for the six months ended May 31, 2014 and 2013, respectively.

Note C: HARDWARE DEVELOPMENT COSTS

The Company incurred $37,559 and $30,425 for research and development costs for the three months ended May 31, 2014 and 2013, respectively. The Company incurred $56,827 and $87,838 for research and development costs for the six months ended May 31, 2014 and 2013, respectively. As to the three and six months ended May 31, 2013, these costs relate to hardware engineering, design and development of the Zaaz Keyboard, and the Extreme Gamer. As to the three and six months ended May 31, 2014, these costs pertain to the Psyko Krypton™ surround sound gaming headphones, Zaaz Keyboard and the Extreme Gamer.

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2014

Note D:  PREPAID EXPENSES

At May 31, 2014, the balance of prepaid expenses was $59,626, and pertains to Psyko Audio Labs Canada ($26,149), exhibitor fees ($30,000), and promotion expenses ($3,477) associated with the Electronic Entertainment Expo (“E-3”) held in June, 2014. At November 30, 2013 the balance of $44,146 consisted of royalty fees owed to Psyko Audio Labs as to the Psyko Audio Headphones. At May 31, 2014, the balance pertaining to Psyko Audio Labs Canada was reduced to $26,149 as the Company applied $17,997 from prepaid expenses to royalty fees during the six months ended May 31, 2014.  The balance of prepaid expenses during this six month period are prepaid expenses of $30,000, which is associated with upfront payments of exhibitor fees for E-3, and $3,477 for promotions associated with E-3.

Note E:  PATENT AND TRADEMARKS

In June 2013, the Company executed a license agreement with Psyko Audio Labs Canada to manufacture and distribute the Carbon and Krypton line of patented headphones. US Patent # 8,000,486 (for the Psyko® Krypton™ surround sound gaming headphones).

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

Note F:  COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 23,433,100 and 23,433,100 shares issued and outstanding at May 31, 2014 and November 30, 2013, respectively.  During the period from April 22nd to May 20th, 2014, the Company received $387,000 in deposits from 16 accredited investors, all pre-existing investors in the common stock of the Company, who wished to exercise their common stock warrants. The Company accepted subscriptions for 483,750 common shares at $0.80 per share. This exercise price reflects a 20 percent discount from the exercise price reflected within the investors’ stock warrant agreements. In the 2nd quarter, 2014, the Company offered no other sales of common stock. The Company also agreed to issue 48,750 common stock warrants to eight pre-existing accredited investors. Details associated with stock warrants are described in Note G.

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2014

Note F: COMMON STOCK (CONTINUED)

Common Stock Payable for Investor Relations

On February 3, 2014, the Company entered into an agreement with RedChip Companies, Inc., which is based in Maitland, Florida. The agreement provides for certain investor relations services including the preparation of a research profile, an investment thesis, and media content for distribution via the internet and in print. The Company agreed to reach out to investment firms and sophisticated individuals who are already registered with RedChip, and who opted in to receive media created on behalf of the Company. RedChip also agreed to respond to inquiries from investors, and to introduce the Company via press releases to RedChip’s existing business network. The term of the agreement is one year.  Cash consideration to be paid to RedChip is $10,000 per month.  During the six months ended May 31, 2014, the Company paid RedChip $40,000.

In addition to the cash compensation described above, the Company agreed to pay stock-based consideration.  A common stock certificate for 400,000 common shares bearing a restrictive legend shall be delivered by the Company to RedChip in June, 2014. The Company did not agree to register such shares with the U.S. Securities and Exchange Commission. The Company recorded $400,000 as stock based compensation expense for investment relations and consulting services, and as stock payable since the certificate had not yet been issued as of May 31, 2014. The $1.00 price per share was determined based upon the most recent sales of restricted common shares. These most recent sales transactions occurred in the third quarter of fiscal year 2013. During that quarter, the Company sold 294,219 common shares at $1.00 per to 19 purchasers in a Regulation D, section 506 offering to accredited investors.

Equity Issuance Costs

The Company incurred equity issuance costs of $3,766 and $8,081 during the three months ended May 31, 2014 and 2013, respectively. The Company incurred equity issuance costs of $8,081 and $17,149 during the six months ended May 31, 2014 and 2013, respectively.  Rather than expense these costs, such items are charged against the Company’s equity.  These costs include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

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
May 31, 2014

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

The following is a summary of the status of all of the Company’s stock options issued to the Company’s management as of May 31, 2014 and the changes from December 1, 2013 to May 31, 2014.

	# of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding November 30, 2013	4,100,000	$0.25	43.75 months
Granted	-	$ -	-
Exercised	-	$ -	-
Cancelled	100,000	$0.25	-
Outstanding at May 31, 2014	4,000,000	$0.25	37.50 months
Exercisable at May 31, 2014	1,500,000	$0.25	37.50 months

Stock Warrants Issued to Investors

For each common share purchased by an investor in the Company’s common stock, for no additional consideration, each investor acquired a warrant to purchase an additional two shares at the fixed price of $1.00 per share.  The terms of the stock warrant include the right to exercise all or a portion of the warrants granted, shall be no more than 2 years from the date of grant of the warrant, and the exercise price is $1.00 per warrant.  The warrant may not be transferred or assigned in whole or in part by the grantee.

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2014

Note G: STOCK OPTIONS AND WARRANTS (CONTINUED)

The following is a summary of the status of all of the Company’s stock warrants as of May 31, 2014 and the changes from December 1, 2013 to May 31, 2014.

	# of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at November 30, 2012	624,520	$1.00	10 months
Granted	1,875,480	$1.00	18 months
Exercised	-	$ -	-
Cancelled	-	$ -	-
Outstanding at November 30, 2013	2,500,000	$1.00	16 months
Exercisable at November 30, 2013	2,500,000	$1.00	16 months
Granted	48,750	$1.00	24 months
Exercised	483,750	$0.80	13 months
Outstanding at May 31, 2014	2,065,000	$1.00	13 months
Exercisable at May 31, 2014	2,065,000	$1.00	13 months

Note H:  PREFERRED STOCK

On December 24, 2012, the Company filed an amendment to its Articles of Incorporation to change the par value of its common stock from $0.001 to $0.0001 and to add to the authorized capital of the  Company 1,000,000 Series A Preferred Stock at par value $0.0001. The Company also filed a Certificate of Designation to designate the rights, preferences, privileges, and restrictions associated with Series A Convertible Preferred Shares.  Prior to the current quarter, there were no prior issuances of Series A Preferred Shares.  The designation of rights allows the Company to call the stock warrants at a fixed price of $5.50 per Series A Preferred Share during the entire period in which such warrants remain outstanding.

During the period from February 21st to March 3rd, 2014, the Company received $97,500 in deposits from eight accredited investors, all pre-existing investors in the common stock of the Company, who wished to subscribe to 19,500 Convertible Preferred Shares and 48,750 common stock warrants. Each person executed a stock subscription agreement and delivered funds in exchange for the delivery of Convertible Preferred Shares at a price of $5.00 per share. For each Convertible Preferred Share purchased by an investor, for no additional consideration, each investor was granted two and one-half common stock warrants, which may be exercised within 24 months from the date of the subscription. The purchasers were all accredited investors and acquired such securities pursuant to an exemption from registration under Regulation D, section 506.

As of May 31, 2014, there have been no issuances of Series B Convertible Preferred Stock, and there is no offering for the sale of such securities.   Each of the eight accredited investors who subscribed to Series B Preferred Stock agreed to convert their subscriptions into 19,500 A Preferred Shares.

Note I:  RELATED PARTY TRANSACTIONS

Compensation of Officers

The Company entered into officer compensation agreements with two officer/directors whereby each receives $60,000 per annum as cash compensation.  The Company pays each officer $5,000 per month.  The amount paid to the two officers in total was $30,000 and $35,500 during the three months ended May 31, 2014 and 2013, respectively. The amount paid to the two officers in total was $60,000 and $60,250 during the six months ended May 31, 2014 and 2013, respectively. In addition, each officer/director received additional compensation in the form of non-cash incentive stock options granted on July 15, 2012.  Each person received 2,000,000 stock options.  For further discussion of the terms of the grant of stock options, see Note G.

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2014

Note I:  RELATED PARTY TRANSACTIONS (CONTINUED)

Notes Payable to Officer

An officer advanced to the Company $640 and received promissory notes from the Company in exchange for loans from the officer for $85,000.  The terms of the notes provide that the Company shall repay the principal of each note in full within six months of the date of each note.   In addition, the Company is obligated to pay interest at a flat rate of 6.00% upon maturity of each note.  At the sole discretion of the officer, the notes may be extended for an additional six month term.  The Officer agreed to extend the notes for an additional six month period.  The extended maturity dates are listed in the second table.

Date of Each Note	Amount of Each Note	Maturity Date of Each Note
December 18, 2013	$ 10,000	June 15, 2014
December 30, 2013	$ 25,000	June 27, 2014
January 24, 2014	$ 50,000	July 22, 2014

The officer agreed to extend the notes for an additional six month period for each note. The extended maturity dates are reflected below.

Date of Each Note	Amount of Each Note	Maturity Date of Each Note
December 18, 2013	$ 10,000	December 15, 2014
December 30, 2013	$ 25,000	December 29, 2014
January 24, 2014	$ 50,000	January 23, 2015

Note J: COMMITMENTS AND CONTINGENCIES

License Agreement

On June 10, 2013, Exeo Entertainment, Inc. entered into a license agreement with Psyko Audio Labs, Canada whereby Exeo Entertainment. Inc. will manufacture and market the Psyko® Krypton and Carbon line of gaming headphones. The company will owe a 5% royalty on all headphone sales to Psyko Audio Labs.  Payments are due quarterly on January 15, April 15, July 15, and October 15. In fiscal year 2014, the Company will incur increasing minimum royalty expenses as follows: $24,063 (CDN $26,741), $33,088 (CDN $36,770), $42,102 (CDN $46,787), and $60,155 (CDN $66,849) in each of the four quarters, respectively. Prepaid expenses consist of royalty fees of $26,149 (CDN $29,052) paid to Psyko Audio Labs. These prepaid expenses shall be applied towards royalty expenses incurred in fiscal year 2014. At January 1, 2015, the Company is obligated to pay minimum monthly royalties of $89,986 (CDN $100,000) per quarter for the remaining term of the contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2014

Note J: COMMITMENTS AND CONTINGENCIES (CONTINUED)

Operating Lease Obligation

On October 25, 2012, the Company signed a lease for its current office and warehouse.  The Company became a co-tenant along with DXT.  The lease agreement expires September 30, 2014 and has an option for a three year renewal. The typical monthly rent expense is $7,006, which includes base rent of $5,496 and common area maintenance of $1,510. The Company is not obligated to pay a security deposit to the management company.  A deposit to secure the current lease was made by DXT in 2009.  DXT will receive the security deposit at the end of the lease.

As of May 31, 2014, the monthly minimum rental payment is $7,006. Rent expense was $21,018 and $21,018 for the three months ended May 31, 2014 and 2013, respectively.  Rent expense was $42,036 and $42,036 for the six months ended May 31, 2014 and 2013, respectively.

As of May 31, 2014, minimum rent to be paid under this lease agreement is summarized as follows:

Minimum rent payments
As of May 31, 2014	$28,024
Total Lease Obligation	$28,024

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

U.S. Distribution Agreement with Global Marketing Partners

On April 30, 2014, the Company entered into a non-exclusive contract with Global Marketing Partners, Inc., a California corporation doing business in Agoura Hills, California.  The Agreement provides the Company with an avenue for the distribution of its products through various retailers. Global serves as a marketing partner to facilitate and administer the distribution of the Company’s products.  A key component includes the introduction of the Company’s products to retailers using the distribution channel operated by Speed Commerce, formerly known as Navarre.   The Company shall participate in a one-stop shop form of an arrangement via Global to access the retailers via Speed Commerce.  Using this arrangement, the Company is not responsible for entering into agreements with each retailer.  Starting in the 3rd quarter, 2014, the Company is obligated to pay Global a monthly serving fee of $500.

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2014

Note J: COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is required to pay Global a fee of 10% of the gross sales from products sold using the services of Speed Commerce. The Company, at its option, may contribute money to a marketing fund administered by Global.  The amount of such marketing cost is not reasonably determinable at this time. The Company is also granted a license to use the Global on-line point of sale dashboard and inventory tracking and other tools used to track the performance of this agreement.

Note K: SUBSEQUENT EVENTS

In June, 2014, the Company issued restricted stock certificates to all accredited investors who subscribed to the Company’s stock in the 2nd quarter.  As described in Notes F and H above, the Company issued certificates for 483,750 shares of Common Stock and 19,500 shares of Series A Convertible Preferred Stock. As of the date of this report, there are 23,916,850 issued and outstanding common shares. In the same month, the Company entered into an agreement with an advertising consultant to provide marketing services related to investment relations.  The Company paid $7,500 for such services.  The Company did not pay any stock-based compensation to this consultant.

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
3)
In 2013, we completed our second round of financing for proceeds of $937,740 and we executed a license agreement with Psyko Audio Labs Canada to manufacture and distribute the Psyko® Carbon and Krypton line of patented headphones; Patent US # 8,000,486.

4)	In June 2013, we debuted the Extreme Gamer®, the Zaaz™ keyboard, and the Psyko® Krypton headphones to the public at the 2013 Electronic Entertainment Expo (E3) held June 11-13.
5)
In July 2013, we executed a contract with Elite Product Management, Ltd. Hong Kong to handle the sourcing, procurement, QA, Logistics and manufacturing of the Psyko® headphones, Zaaz™ keyboard, and the Extreme Gamer®.

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

9)	We completed the molds for the Psyko® headphones (PC model), and are working on the molds for the Psyko® video game console unit and the Zaaz™ keyboard.
10)	On February 1, 2014, we executed an agreement with RedChip Companies, Inc. to provide investor relations and news services.
11)
On April 30, 2014 we entered into a non-exclusive contract with Global Marketing Partners, Inc. The agreement provides the Company with an avenue for the distribution of its products through various retailers using the Speed Commerce (formerly Navarre) channel of distribution.

12)	In May, 2014 our stock began trading on the OTC Markets and on the Over-the-Counter Bulletin Board (OTCBB).

Products and Services

Products under development include the Psyko® 5.1 surround sound gaming headphones for both PCs and consoles, Krankz™ Bluetooth™ wireless headphones, Zaaz™ Smart TV keyboards, the Extreme Gamer®; a multi-disc video game changer, and an android based portable gaming system. We have completed the engineering on the Psyko® and Krankz™ headphones. We are finalizing development on the Zaaz™ keyboard and will soon begin tooling for manufacturing. The Extreme Gamer™ and portable gaming system are still in development and expected to be released in 2015.

Strategy and Marketing Plan

Once manufacturing is established we intend on utilizing existing consumer electronics distributers, such as Speed Commerce to distribute our products to big box retailers such as Best Buy, GameStop, and Fry’s Electronics.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Competition

Psyko® Surround Sound Headphones

While our Psyko® headphone offering differs from the competition in the method of 5.1-surround sound delivery, we will face competition from manufacturers with established channels of distribution, mature capital structures, and significantly larger marketing budgets. Well established gaming headphone manufacturers include Turtle Beach; a private company, Tritton – a subsidiary of Mad Catz Interactive (MCZ), and Astro Gaming which is a subsidiary of Skullcandy (SKUL).

While other headphone manufacturers replicate 5.1 surround sound through Digital Signal Processing (DSP), the Psyko® headphones use a patented method of sound delivery that doesn’t require the use of DSP. Management believes that the difference in audio quality is a major differentiating factor between our product offering and what is currently available on the market.

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

Management believes from attending the Consumer Electronics Show (CES) January 11-13, 2013, having a booth and its products on display at the Electronic Entertainment Expo (E3) June 11 – 13, 2014, and from regularly reading Video Gaming news from sources such as IGN.com, EGNnow.com, 1up.com, and gamespot.com that no other company is currently manufacturing a multi-disc video game changer. If such a unit is being made management is unaware of its existence.

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

Patents, Trademarks, Licenses, Franchise Restrictions and Contractual Obligations and Concessions

We executed a license agreement with Psyko Audio Labs Canada to manufacture and distribute the Carbon and Krypton line of patented headphones. US Patent # 8,000,486 (for the Psyko Krypton™ surround sound gaming headphones.) With regard to intellectual property rights associated with Psyko® Headphones, we have a license to use this mark as well as the patented technology.

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

Comparison of Three and Six Month Results –for the quarters ended May 31, 2014 and 2013, respectively

Revenues and Gross Profit
The Company recorded no revenue in the three months ended May 31, 2013. The Company is a development stage company and has incurred significant costs in research and development activities. See discussion below for further information. At May 31, 2014, the Company had incurred an accumulated deficit of $2,558,474 since inception.

Costs and Expenses
Total cost and expenses were $274,580 and $189,219 for the three months ended May 31, 2014 and 2013, respectively. Total cost and expenses were $913,244 and $411,757 for the six months ended May 31, 2014 and 2013, respectively. The increase in costs in the six month period ended May 31, 2014 as compared to the three month period ended May 31, 2013 is primarily due to $400,000 stock-based compensation paid to RedChip Companies, Inc. for investor relations services. The Company agreed to deliver to RedChip 400,000 common shares of the Company’s equities.

Research and Development Costs

The Company incurred $37,559 and $30,425 for research and development costs during the three months ended May 31, 2014 and 2013, respectively. The Company incurred $56,827 and $87,838 for research and development costs during the six months ended May 31, 2014 and 2013, respectively. As to the 2013 year, these costs pertain to the, Zaaz Keyboard and the Extreme Gamer. As to the 2014 year, these costs relate to the Psyko Krypton™ surround sound gaming headphones, Zaaz Keyboard, Extreme Gamer, and multi-video game changer.

Liquidity and Capital Resources

Long-Term Debt / Note Payable and Other Commitments

Other than what is described in this Report, the Company had no material commitments for capital expenditures at May 31, 2014. In fiscal year 2013, the Company incurred a minimum royalty expense to Psyko Audio Labs, Canada of $12,130. In fiscal year 2014, the Company will incur increasing minimum royalty expenses as follows: $24,063 (CDN $26,741), $33,088 (CDN $36,770), $42,102 (CDN $46,787), and $60,155 (CDN $66,849) in each of the four quarters, respectively. At May 31, 2014, the balance of prepaid expenses was $41,149. At November 30, 2013 the balance of $44,146 consisted of royalty fees owed to Psyko Audio Labs as to the Psyko Audio Headphones. At May 31, 2014, the balance was reduced to $26,149 as the Company applied $17,997 from prepaid expenses to royalty fees during the six months ended May 31, 2014. During this period, the Company also recorded prepaid expenses of $30,000, which is associated with upfront payments of exhibitor fees to participate in the Electronic Entertainment Expo held in June, 2014.

At January 1, 2015, the Company is obligated to pay minimum monthly royalties of $89,986 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract. The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

The Company has an office and warehouse rental lease obligation through September 30, 2014. The monthly minimum rental payment is $7,006. Rent expense was $21,018 and $21,018 for the three month periods ended May 31, 2014 and 2013, respectively. Rent expense was $42,036 and $42,036 for the six month periods ended May 31, 2014 and 2013, respectively.

Cash Flow Information

On May 31, 2014, the Company had working capital of approximately $413,725. On November 30, 2013, the Company had working capital of approximately $345,267. The increase in working capital primarily relates to proceeds from the sale of securities during the months of February to May, 2014. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

The Company had cash and cash equivalents of approximately $491,648 and $358,299 at May 31, 2014 and November 30, 2013, respectively. This represents an increase in cash of $133,349.

Cash used in Operating Activities

The Company used approximately $418,087 of cash for operating activities in the six months ended May 31, 2014 as compared to using $313,180 of cash for operating activities in the six months ended May 31, 2013. This increase in cash used in operating operating activities, which is $104,907, is primarily attributed to the following: 1) $33,000 minimum royalty fees, 2) approximately $21,907 for engineering and product designs, and 3) $50,000 for investment relations services.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Cash used for Investing Activities
Investing activities for the six months ended May 31, 2014 used approximately $5,068 of cash as compared to using $20,057 of cash in the six months ended May 31, 2013. This decrease in use is attributable to a reduction in the acquisition of vehicles and equipment.

Cash Provided by Financing Activities
Financing activities in the six months ended May 31, 2014 provided $556,504 of cash as compared to providing $333,758 of cash in the six months ended May 31, 2013. The difference of $222,746 in the six month periods is attributable to the increase in equity investments. The Company did not incur any debt issuance costs in 2014.

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

Going Concern Consideration

For the period from inception to May 31, 2014, the Company recorded no revenue. There is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES - continued

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of May 31, 2014. The Company has resourced outside consultants to assist in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has 100,000,000 shares at $0.0001 par value common stock. During the period from April 22nd to May 20th, 2014, the Company received $387,000 in deposits from 16 accredited investors, all pre-existing investors in the common stock of the Company, who wished to exercise their common stock warrants. The Company accepted stock subscription agreements for 483,750 common shares at $0.80 per share. This exercise price reflects a 20 percent discount from the exercise price reflected within the investors’ stock warrant agreements. In the 2nd quarter, 2014, the Company offered no other sales of common stock. The Company also agreed to issue 48,750 common stock warrants to eight pre-existing accredited investors. Details associated with stock warrants are described below.

On December 24, 2012, the Company filed an amendment to its Articles of Incorporation to change the par value of its common stock from $0.001 to $0.0001 and to add to the authorized capital of the Company 1,000,000 Series A Preferred Stock at par value $0.0001. The Company also filed a Certificate of Designation to designate the rights, preferences, privileges, and restrictions associated with Series A Convertible Preferred Shares.

During the period from February 21st to March 3rd, 2014, the Company received $97,500 in deposits from eight accredited investors, all pre-existing investors in the common stock of the Company, who wished to subscribe to 19,500 Convertible Preferred Shares and 48,750 common stock warrants. Each person executed a stock subscription agreement and delivered funds in exchange for the delivery of Convertible Preferred Shares at a price of $5.00 per share. For each Convertible Preferred Share purchased by an investor, for no additional consideration, each investor was granted two and one-half common stock warrants, which may be exercised within 24 months from the date of the subscription. The purchasers were all accredited investors and acquired such securities pursuant to an exemption from registration under Regulation D, section 506.

In the first quarter, 2014, the Company recorded $70,000 on the subscriptions to Series B Preferred Shares to six investors as stock payable and not as par value and additional paid in capital. No stock certificates had yet been issued to such investors. During the six month period ended May 31, 2014, the Company accepted stock subscription agreements for 19,500 Series A Convertible Preferred Shares upon the exercise of an option granted to each investor to elect his or her right to rescind their previous subscription for Series B Preferred Stock and to receive their money back plus interest at 8% p.a., to keep their Series B Preferred Stock, or to convert their Series B Preferred Stock subscription agreements into Series A Preferred Shares subscriptions. Each investor elected to convert their investment into Series A Preferred Stock and executed a new stock subscription agreement. There were no prior subscriptions of Series A or B Preferred Shares. As of May 31, 2014, there are no issued or outstanding shares of Series B Convertible Preferred Stock, and there is no offering for the sale of such securities.

The Company incurred equity issuance costs of $3,766 and $8,081 during the three month periods ended May 31, 2014 and 2013, respectively. The Company incurred equity issuance costs of $8,081 and $17,149 during the six month periods ended May 31, 2014 and 2013, respectively. Rather than expense these costs, such items are charged against the Company’s equity. These costs include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

Material Contract

As previously disclosed within the Company’s Form 10-K filed on March 13, 2014, on February 3, 2014, the Company entered into an agreement with RedChip Companies, Inc., who is based in Maitland, Florida. The agreement provides for certain investor relations services including the preparation of a research profile, an investment thesis and media content for distribution in print and via the internet. The Company intends to reach out to investment firms and sophisticated individuals who are already registered with RedChip and who opted in to receive media created on behalf of the Company. RedChip also agrees to respond to inquiries from investors and to introduce the Company via press releases to RedChip’s existing business network. The term of the agreement is one year. Cash consideration to be paid to RedChip is $10,000 per month with each payment being due by the 3rd of each month for services to be performed during that month. As of May 31, 2014, the Company paid RedChip $40,000. In addition, the Company agreed to issue 400,000 common shares as stock-based compensation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5(a). OTHER INFORMATION

Market for the Company’s Common Stock

As of the date of filing of this Report, there is a public market for the Company’s common stock. As the Company’s shares began trading in May, 2014, as of the date of this report, there is no active public market for the Company’s common stock. The Company’s common stock is listed on the over-the-counter market and quoted on the Over-The-Counter Bulletin Board (aka OTCBB) under the trading symbol “EXEO”. We are separately listed with another market known such as OTC Link LLC, which organizes securities into one of three separate market-places, i.e. OTC: Markets – QX, Pink and QB. The Company is listed in the market-place known as OTCQB.

ITEM 5(a). OTHER INFORMATION - continued

Material Contracts

U.S. Distribution Agreement with Global Marketing Partners

On April 30, 2014, the Company entered into a non-exclusive contract with Global Marketing Partners, Inc., a California corporation doing business in Agoura Hills, California. The Agreement provides the Company with an avenue for the distribution of its products through various retailers. Global serves as a marketing partner to facilitate and administer the distribution of the Company’s products. A key component includes the introduction of the Company’s products to retailers using the distribution channel operated by Speed Commerce, formerly known as Navarre. The Company shall participate in a one-stop shop form of an arrangement via Global to access the retailers via Speed Commerce. Using this arrangement, the Company is not responsible for entering into agreements with each retailer. Starting in the 3rd quarter, 2014, the Company is obligated to pay Global a monthly serving fee of $500. The Company is required to pay Global a fee of 10% of the gross sales from products sold using the services of Speed Commerce. The Company, at its option, may contribute money to a marketing fund administered by Global. The amount of such marketing cost is not reasonably determinable at this time. The Company is also granted a license to use the Global on-line point of sale dashboard and inventory tracking and other tools used to track the performance of this agreement.

Related Party Transactions

Notes Payable to Officer

An officer advanced to the Company $640 and received promissory notes from the Company in exchange for loans from the officer for $85,000. The terms of the notes provide that the Company shall repay the principal of each note in full within six months of the date of each note. In addition, the Company is obligated to pay interest at a flat rate of 6.00% upon maturity of each note. At the sole discretion of the officer, the notes may be extended for an additional six month term. The Officer agreed to extend the notes for an additional six month period. The extended maturity dates are listed below.

Date of Each Note	Amount of Each Note	Maturity Date of Each Note
December 18, 2013	$ 10,000	December 15, 2014
December 30, 2013	$ 25,000	December 29, 2014
January 24, 2014	$ 50,000	January 23, 2015

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit	Description
3.1	Certificate of Designation for Series A Convertible Preferred Stock filed and recorded with the Nevada Secretary of State on March 24, 2014 (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form 8-K, filed with the U.S. Securities and Exchange Commission filed on April 1, 2014 (1)
99.2	Press release issued on April 1, 2014 (1)
99.3	Press release issued on May 8, 2014
99.4	Press release issued on May 21, 2014

(1)	Not filed herewith, but incorporated by reference. Previously filed as an exhibit to Exeo Entertainment, Inc.’s Form 10-Q filed with the Commission on April 4, 2014

Reports on Form 8-K

On April 1, 2014, the Company filed Form 8-K with the Commission to report a material modification of rights to security holders.

ITEM 6. EXHIBITS - continued

Press Releases

Press release issued on April 1, 2014 pertaining to the investment relations agreement with RedChip Companies, Inc.

Press Release issued on May 8, 2014 pertaining the Company’s distribution agreement with Global Marketing Partners, Inc. involving the Speed Commerce (previously known as Navarre) channel of distribution.

Press Release issued on May 21, 2014 relating to the Company’s products to be exhibited at the Electronic Entertainment Expo.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXEO ENTERTAINMENT, INC. (Registrant)

Signature	Title	Date
Jeffrey A. Weiland
/s/ Jeffrey A. Weiland	President and Director	July 2, 2014

Robert S. Amaral
/s/ Robert S. Amaral	Chief Executive Officer,	July 2, 2014
Treasurer and Director
(Principal Executive and Financial Officer)