Form 10-Q
period 2014-08-31
Exeo Entertainment, Inc.
filed 2014-10-06
CIK 1528760

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	Yes ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of the date of filing of this report, there were outstanding 23,948,100 shares of the issuer’s common stock, par value $0.0001 per share.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended August 31, 2014 are not necessarily indicative of the results that can be expected for the year ending November 30, 2014.

EXEO ENTERTAINMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

AUGUST 31, 2014

(UNAUDITED)

Balance Sheets as of August 31, 2014 and November 30, 2013	F - 1

Statements of Operations for the three and nine months ended August 31, 2014 and 2013, and the period from May 12, 2011 (inception) to August 31, 2014	F - 2

Statements of Cash Flows for the nine months ended August 31, 2014 and 2013, and the period from May 12, 2011 (inception) to August 31, 2014	F - 3

Notes to Financial Statements	F - 4 – F – 13

EXEO ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(unaudited)	August 31,	November 30,
	2014	2013

ASSETS

Current Assets
Cash and cash equivalents	$459,094	$358,299
Prepaid expenses	16,998	44,146
Total current assets	476,092	402,445

Property and equipment, net	90,147	105,563

TOTAL ASSETS	$566,239	$508,008

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
Accounts payable and accrued expenses	$43,780	$47,480
Due to related parties	85,640	-
Notes payable	9,698	9,698
Total current liabilities	139,118	57,178

Long-term liabilities
Notes payable	11,795	19,186
Total long-term liabilities	11,795	19,186

Total Liabilities	150,913	76,364

Stockholders' Equity
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares
authorized, 19,500 and no shares issued, respectively	2	-
Convertible Preferred Stock Series B - 15%, $0.0001 par value, 1,000,000 shares
authorized, no shares issued	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized; 23,948,100,
and 23,433,100 shares issued and outstanding, respectively	2,395	2,344
Additional paid-in capital	2,723,240	2,076,147
Stock payable	154,000	-
Deficit accumulated during the development stage	(2,464,311)	(1,646,847)
Total stockholders' equity	415,326	431,644

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$566,239	$508,008

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	Three month period ending August 31, 2014	Three month period ending August 31, 2013	Nine month period ending August 31, 2014	Nine month period ending August 31, 2013	From May 12, 2011 (Inception) to August 31, 2014

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Advertising	11,352	603	11,971	603	13,389
Automobile and truck	1,622	1,601	4,363	2,263	12,301
Bank service charges	543	365	1,246	1,007	2,774
Compensation - non-directors	7,285	13,886	23,395	90,711	231,797
Compensation - officers / directors	30,000	30,897	90,000	91,147	369,107
Compensation - officers / directors - common stock	50,001	50,001	150,003	150,003	469,298
Compensation - investment relations company - common stock	(400,000)	-	-	-	-
Computer and internet	796	552	1,204	939	3,340
Consulting fees - cash	17,500	37,875	107,500	37,875	167,500
Depreciation	6,837	6,558	20,484	18,679	52,118
Filing fees	550	-	2,697	725	4,139
Legal and professional	13,193	52,755	59,893	56,460	151,340
Meals and entertainment	-	322	91	632	1,321
Office rent	21,018	21,018	63,054	63,054	267,414
Office expense	2,370	7,612	4,974	15,667	30,170
Organizational cost	-	-	-	-	875
Promotions / trade show exhibit	46,662	30,874	46,662	38,208	85,339
Promotions / other cost	8,567	-	20,836	-	20,836
Research and product development	33,036	7,375	89,863	95,213	411,376
Royalties	40,907	-	98,175	-	110,205
Travel	4,010	-	5,121	-	14,215
Utilities	6,163	3,905	14,140	14,770	59,553
TOTAL OPERATING EXPENSES	(97,589)	266,199	815,671	677,956	2,478,406

INCOME (LOSS) FROM OPERATIONS	97,589	(266,199)	(815,671)	(677,956)	(2,478,406)

OTHER INCOME
Forgiveness of debt	-	-	5,000	-	26,018
Other income	374	-	1,059	-	1,059
TOTAL OTHER INCOME	374	-	6,059	-	27,077

OTHER EXPENSE
Interest expense	(3,799)	(895)	(7,852)	(1,094)	(12,982)
TOTAL OTHER EXPENSES	(3,799)	(895)	(7,852)	(1,094)	(12,982)

NET INCOME (LOSS)	$94,163	$(267,094)	$(817,464)	$(679,050)	$(2,464,311)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$(0.01)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	23,948,100	23,283,621	23,604,767	22,893,114

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)
	Nine month period ending August 31, 2014	Nine month period ending August 31, 2013	From May 12, 2011 (Inception) to August 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(817,464)	$(679,050)	$(2,464,311)
Adjustments to reconcile net loss to net cash used in operating activities			-
Depreciation	20,484	18,679	52,118
Stock-based compensation to officers	150,003	150,003	469,298
Organization costs paid with stock	-	-	875
Forgiveness of debt	(5,000)	-	(26,018)
Imputed interest	-	38	2,271
Changes in assets and liabilities			-
Decrease (increase) in accounts payable and accrued expenses	1,300	18,324	(42,846)
Decrease (increase) in pre-paid expenses	27,148	(46,482)	95,646
Advances from officer	640	-	640
Increase in accrued interest due to related parties	-	885	2,528
Net cash used in operating activities	(622,889)	(537,603)	(1,909,799)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(5,067)	(24,779)	(98,630)
Cash flows used in investing activities	(5,067)	(24,779)	(98,630)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock, net of issuance costs	497,142	919,417	2,253,192
Proceeds from stock payable, net of issuance costs	154,000	-	154,000
Proceeds from related party debt	85,000	-	106,476
Proceeds from notes payable	-	-	(16,982)
Payments on notes payable	-	(5,713)	12,018
Payments on related party debt	-	(16,982)	(22,850)
Payments on notes payable - auto loan (principal)	(7,391)	(7,606)	(18,331)
Cash flows provided by financing activities	728,751	889,116	2,467,523

Net increase in cash and cash equivalents	100,795	326,735	459,094

Cash and cash equivalents, beginning of the period	358,299	130,676	-

Cash and cash equivalents, end of the period	$459,094	$457,411	$459,094

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Vehicle purchased with financing	$-	$-	$39,824
Vehicle purchased using a related party trade-in vehicle	$-	$-	$3,810
Assumption of related party debt	$-	$-	$10,832

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
August 31, 2014
(Unaudited)

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

Nature of Business
The Company was incorporated in Nevada on May 12, 2011, and is in the development stage.  The Company is based in Las Vegas, Nevada, and designs, develops, licenses, manufactures, and distributes its products. The Company plans to market the Zaaz™ Keyboard, to be used with Samsung’s Smart TV® as well as other smart devices, the Extreme Gamer™, and other new peripheral products for the video gaming industry, including the Psyko Krypton™ surround sound gaming headphones and the Krankz™ Bluetooth® audio headset.

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
August 31, 2014
(Unaudited)

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
August 31, 2014
(Unaudited)

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

Concentrations of Risk
The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000.  At August 31, 2014, the Company’s bank deposits did exceed the insured amounts.

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

Liquidity and Going Concern
The Company has incurred an accumulated deficit of $2,464,311 since inception. The Company incurred significant initial research and product development costs, including expenditures associated with hardware engineering and the design and development of its hardware components and prototypes associated with the Zaaz™ keyboard, the Krankz Maxx™ audio headset the Extreme Gamer, and the Psyko® Krypton™ surround sound gaming headphones. The Company also incurred costs associated with its acquisition of property, plant and equipment for its 10,000 square foot office and warehouse.

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
August 31, 2014
(Unaudited)

Note A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that result from the possible inability of the Company to continue as a going concern.

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

Note B: PROPERTY AND EQUIPMENT

The Company owned property and equipment, recorded at cost, which consisted of the following at August 31, 2014 and November 30, 2013:

	August 31, 2014	November 30, 2013
Furniture and fixtures	$21,045	$21,045
Office & computer equipment	31,364	29,631
Vehicles	89,805	86,471
Subtotal	142,214	137,147
Less: Accumulated depreciation	(52,067)	(31,584)
Property and equipment, net	$90,147	$105,563

Depreciation expense was $6,837 and $6,558 for the three months ended August 31, 2014 and 2013, respectively. Depreciation expense was $20,484 and $18,679 for the nine months ended August 31, 2014 and 2013, respectively.

Note C: RESEARCH DEVELOPMENT COSTS

The Company incurred $33,036 and $7,375 for research and development costs for the three months ended August 31, 2014 and 2013, respectively. The Company incurred $89,863 and $95,213 for research and development costs for the nine months ended August 31, 2014 and 2013, respectively. As to the three and nine months ended August 31, 2013, these costs relate to hardware engineering, design and development of the Zaaz Keyboard, and the Extreme Gamer. As to the three and nine months ended August 31, 2014, these costs pertain to the Psyko Krypton™ surround sound gaming headphones, the Krankz and Krankz Maxx™ Bluetooth® audio headsets, and the Zaaz Keyboard.

Note D:  PREPAID EXPENSES

At August 31, 2014, the balance of prepaid expenses was $16,998, and pertains to Psyko Audio Labs Canada (Canadian Dollars 18,103). At November 30, 2013 the balance of prepaid expenses was $44,146, and also pertains to Psyko Audio Labs. The difference of $27,148 equals the total amount of prepaid expenses applied against monthly royalty fees paid by the Company during the current fiscal year.

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
August 31, 2014
(Unaudited)

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

Note F:  COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 23,948,100, and 23,433,100 shares issued and outstanding at August 31, 2014 and November 30, 2013, respectively.  During the period from April 22nd to August 20th, 2014, the Company received $387,000 in deposits from 16 accredited investors, all pre-existing investors in the common stock of the Company, who wished to exercise their common stock warrants. The Company accepted subscriptions for 483,750 common shares at $0.80 per share.  This exercise price reflects a 20 percent discount from the exercise price reflected within the investors’ stock warrant agreements. In the 2nd quarter of 2014, the Company offered no other sale of common stock.  The Company also agreed to issue 48,750 common stock warrants to eight pre-existing accredited investors.

On June 4, 2014, the Company also received $25,000 from one accredited pre-existing investor who wished to subscribe to 31,250 common shares upon conversion of stock warrants.  These common shares were issued by the Company on June 20, 2014 and recorded as an equity investment. During the period from July 16th to August 22nd, 2014, the Company also received $154,000 in deposits from nine pre-existing investors, which was recorded as stock subscriptions payable. Each of the nine investors wished to subscribe to 197,500 common shares upon conversion of stock warrants, which had been acquired in earlier fiscal years. Each person executed a stock subscription agreement and delivered funds in exchange for the delivery of common shares at a price of $0.80 per share, rather than the price of $1.00 per share as provided in the stock warrant agreements. The purchasers were all accredited investors and acquired such securities pursuant to an exemption from registration under Regulation D, section 506. In September, 2014, the Company intends to record the sales of 197,500 common shares as equity investments upon the issuance of the common stock certificates by the transfer agent.

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
August 31, 2014
(Unaudited)

Note F:  COMMON STOCK (CONTINUED)

Common Stock Payable for Investor Relations

On February 3, 2014, the Company entered into an agreement with RedChip Companies, Inc., which is based in Maitland, Florida. Cash consideration paid to RedChip is $10,000 per month.  During the nine months ended August 31, 2014, the Company paid RedChip $40,000. In the early part of the 3rd quarter, the Company terminated the agreement with RedChip Companies, Inc.

In addition to the cash compensation described above, the Company agreed to pay stock-based consideration.  A common stock payable was recorded in February, 2014 for 400,000 common shares. RedChip agreed to the cancelation of such share issuance obligation, and for the nine month period ending August 31, 2014, the Company recorded no stock subscription payable or share-based compensation expense associated with such shares.

Equity Issuance Costs

The Company incurred equity issuance costs of $4,277 and $1,437 during the three months ended August 31, 2014 and 2013, respectively. The Company incurred equity issuance costs of $12,358 and $18,905 during the nine months ended August 31, 2014 and 2013, respectively.  Rather than expense these costs, such items are charged against the Company’s equity.  These costs include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

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

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
August 31, 2014
(Unaudited)

Note G: STOCK OPTIONS AND WARRANTS (CONTINUED)

The following is a summary of the status of all of the Company’s stock options issued to the Company’s management as of August 31, 2014 and the changes from December 1, 2013 to August 31, 2014.

	# of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding November 30, 2013	4,100,000	$0.25	43.75 months
Granted	-	$ -	-
Exercised	-	$ -	-
Cancelled	100,000	$0.25	-
Outstanding at August 31, 2014	4,000,000	$0.25	34.50 months
Exercisable at August 31, 2014	1,500,000	$0.25	34.50 months

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

The following is a summary of the status of all of the Company’s stock warrants as of August 31, 2014 and the changes from December 1, 2013 to August 31, 2014.

	# of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at November 30, 2012	624,520	$1.00	10 months
Granted	1,875,480	$1.00	18 months
Exercised	-	$ -	-
Cancelled	-	$ -	-
Outstanding at November 30, 2013	2,500,000	$1.00	16 months
Exercisable at November 30, 2013	2,500,000	$1.00	16 months
Granted	48,750	$1.00	21 months
Exercised	712,500	$0.80	10 months
Outstanding at August 31, 2014	1,836,250	$1.00	10 months
Exercisable at August 31, 2014	1,836,250	$1.00	10 months

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
August 31, 2014
(Unaudited)

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

As of August 31, 2014, there have been no issuances of Series B Convertible Preferred Stock.   As described in Note K – Subsequent Events, one accredited investor subscribed to 2,500 shares of Series B Stock in exchange for $12,500.

Note I:  RELATED PARTY TRANSACTIONS

Compensation of Officers

The Company entered into officer compensation agreements with two officer/directors whereby each receives $60,000 per annum as cash compensation.  The Company pays each officer $5,000 per month.  The amount paid to the two officers in total was $30,000 and $30,897 during the three months ended August 31, 2014 and 2013, respectively. The amount paid to the two officers in total was $90,000 and $91,147 during the nine months ended August 31, 2014 and 2013, respectively. In addition, each officer/director received additional compensation in the form of non-cash incentive stock options granted on July 15, 2012.  Each person received 2,000,000 stock options.  For further discussion of the terms of the grant of stock options, see Note G.

Notes Payable to Officer

An officer advanced to the Company $640 and received promissory notes from the Company in exchange for loans from the officer for $85,000.  The terms of the notes provide that the Company shall repay the principal of each note in full within nine months of the date of each note.   In addition, the Company is obligated to pay interest at a flat rate of 6.00% upon maturity of each note.  At the sole discretion of the officer, the notes may be extended for an additional nine month term.  The Officer agreed to extend the notes for an additional nine month period.  The extended maturity dates are reflected below.

Date of Each Note	Amount of Each Note	Maturity Date of Each Note
December 18, 2013	$ 10,000	December 15, 2014
December 30, 2013	$ 25,000	December 29, 2014
January 24, 2014	$ 50,000	January 23, 2015

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
August 31, 2014
(Unaudited)

Note J: COMMITMENTS AND CONTINGENCIES

License Agreement

On June 10, 2013, Exeo Entertainment, Inc. entered into a license agreement with Psyko Audio Labs, Canada whereby Exeo Entertainment. Inc. will manufacture and market the Psyko® Krypton and Carbon line of gaming headphones. The company will owe a 5% royalty on all headphone sales to Psyko Audio Labs.  Payments are due quarterly on January 15, April 15, July 15, and October 15. In fiscal year 2014, the Company will incur increasing minimum royalty expenses as follows: $42,102 (CDN $46,787) and $60,155 (CDN $66,849) in the 3rd and 4th quarters, respectively.  Royalty expense incurred for the three months ended August 31, 2014 was $40,907.  Royalty expense incurred during the nine months ended August 31, 2014 was $98,175. At January 1, 2015, the Company is obligated to pay minimum monthly royalties of $89,986 (CDN $100,000) per quarter for the remaining term of the contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Operating Lease Obligation

On October 25, 2012, the Company signed a lease for its current office and warehouse.  The Company became a co-tenant along with DXT.  The lease agreement expires on September 30, 2014. The Company agreed to a one-year extension of this lease at the same terms. The typical monthly rent expense is $7,006, which includes base rent of $5,496 and common area maintenance of $1,510. The Company is not obligated to pay a security deposit to the management company.  A deposit to secure the current lease was made by DXT in 2009.  DXT will receive the security deposit at the end of the lease.

As of August 31, 2014, the monthly minimum rental payment is $7,006. Rent expense was $21,018 and $21,018 for the three months ended August 31, 2014 and 2013, respectively.  Rent expense was $63,054 and $63,054 for the nine months ended August 31, 2014 and 2013, respectively.

As of August 31, 2014, minimum rent to be paid under this lease agreement is summarized as follows:

Minimum rent payments
As of August 31, 2014	$91,078
Total Lease Obligation	$91,078

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

EXEO ENTERTAINMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
August 31, 2014
(Unaudited)

Note J: COMMITMENTS AND CONTINGENCIES (CONTINUED)

Minimum financing payment to be paid under this finance agreement is summarized as follows:

Years ending November 30,	Total Payments	Principal	Interest
2014	10,355	9,883	472
2015	10,355	10,073	282
2016	9,492	9,401	91
Total Financing Obligation	$30,202	$29,357	$845

U.S. Distribution Agreement with Global Marketing Partners

On April 30, 2014, the Company entered into a non-exclusive contract with Global Marketing Partners, Inc., a California corporation doing business in Agoura Hills, California.  The Agreement provides the Company with an avenue for the distribution of its products through various retailers. Global serves as a marketing partner to facilitate and administer the distribution of the Company’s products.  A key component includes the introduction of the Company’s products to retailers using the distribution channel operated by Speed Commerce, formerly known as Navarre.   The Company anticipates participation in a one-stop shop form of an arrangement via Global to access the retailers via Speed Commerce.  Using this arrangement, the Company is not responsible for entering into agreements with each retailer.  As of August 31, 2014, the Company has received no sales revenue associated with this contract.

The Company is required to pay Global a fee of 10% of the gross sales from products sold using the services of Speed Commerce. The Company, at its option, may contribute money to a marketing fund administered by Global.  The Company is also granted a license to use the Global on-line point of sale dashboard and inventory tracking and other tools used to track the performance of this agreement.

Note K: SUBSEQUENT EVENTS

Prior to August 31, 2014, there were no sales of Series B Preferred Shares. On September 5, 2014, one accredited investor subscribed to 2,500 shares of Series B Preferred Stock in exchange for cash consideration of $12,500 at $5.00 for each share.  The Company relies upon an exemption from registration under the Securities Act of 1933 pursuant to Regulation D, Section 506. The Company agreed to pay interest on such funds at 12% per annum. During the conversion period, each preferred share may be converted to common stock at a fixed conversion price of $1.25 per share or the Variable Conversion Price set forth in the Company’s Certificate of Designation.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Exeo Entertainment, Inc. designs, develops, licenses, manufactures, and markets consumer electronics in the video gaming, music and smart TV sector. Our current business objectives are:

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
10)
We completed the molds for the Krankz™ Bluetooth® audio headsets, started working on the molds for the Krankz Maxx™ audio headsets; and placed an order for the manufacturing of our Psyko® headphones (PC Model).

11)
On April 30, 2014 we entered into a non-exclusive contract with Global Marketing Partners, Inc. The agreement provides the Company with an avenue for the distribution of its products through various retailers using the Speed Commerce (formerly Navarre) channel of distribution.

12)	In May, 2014 our stock began trading on the OTC Markets and on the Over-the-Counter Bulletin Board (OTCBB).
13)	In June, 2014, we introduced our entire product line to attendees of the Electronic Entertainment Expo (E3). We had an exhibit booth and met with potential buyers.

Products and Services

Products under development include the Psyko® 5.1 surround sound gaming headphones for both PCs and consoles, Krankz™ Bluetooth™ wireless headphones, Zaaz™ Smart TV keyboards, the Extreme Gamer®; a multi-disc video game changer, and an android based portable gaming system. We have completed the engineering on the Psyko® and Krankz™ headphones. We are finalizing development on the Zaaz™ keyboard and the Krankz Maxx™ Bluetooth® Audio Headset, and will soon begin tooling for manufacturing. The Extreme Gamer™ and portable gaming system are still in development and expected to be released in 2015.

Strategy and Marketing Plan

Once manufacturing is established we intend on utilizing existing consumer electronics distributers, such as Speed Commerce to distribute our products to big box retailers such as Best Buy, GameStop, and Fry’s Electronics.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- continued

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

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- continued

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

In regard to intellectual property rights associated with Krankz™ Bluetooth® wireless headphones, we do not have a federally registered trademark in the word Krankz or Krankz Maxx. Therefore, we do not have the same presumptive rights which might otherwise apply had we obtained a federally registered trademark.  We believe we have intellectual property rights to this mark under common law.  If we are unable to register this mark, we may use an alternative name for these headphones.

Subsidiaries

We do not have any subsidiaries.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Comparison of Three and Nine Month Results –for the quarters ended August 31, 2014 and 2013, respectively

Revenues and Gross Profit
The Company recorded no revenue in the three months ended August 31, 2013. The Company is a development stage company and has incurred significant costs in research and development activities. See discussion below for further information. At August 31, 2014, the Company had incurred an accumulated deficit of $2,464,311 since inception.

Costs and Expenses
Total cost and expenses were ($97,589) and $266,199 for the three months ended August 31, 2014 and 2013, respectively. Total cost and expenses were $815,671 and $677,956 for the nine months ended August 31, 2014 and 2013, respectively. The decrease in costs in the three month period ended August 31, 2014 as compared to the three month period ended May 31, 2013 is primarily due to the reversal of $400,000 stock-based compensation paid to RedChip Companies, Inc. for investor relations services.  RedChip agreed to the cancellation of their stock subscription agreement.

Research and Development Costs

The Company incurred $33,036 and $7,375 for research and development costs during the three months ended August 31, 2014 and 2013, respectively. The Company incurred $89,863 and $0 for research and development costs during the nine months ended August 31, 2014 and 2013, respectively. As to the 2013 year, these costs pertain to the, Zaaz Keyboard and the Extreme Gamer. As to the 2014 year, these costs relate to the Psyko Krypton™ surround sound gaming headphones, Zaaz Keyboard, Extreme Gamer, and multi-video game changer. The increase in costs during incurred during the three months ended August 31, 2014 relates to the completion of molding and prototypes of the Krankz Bluetooth audio headset and the Psyko 5.1 surround sound video gaming headset for the P.C.

Liquidity and Capital Resources

Long-Term Debt / Note Payable and Other Commitments

License Agreement

On June 10, 2013, Exeo Entertainment, Inc. entered into a license agreement with Psyko Audio Labs, Canada whereby Exeo Entertainment. Inc. will manufacture and market the Psyko® Krypton and Carbon line of gaming headphones. The company will owe a 5% royalty on all headphone sales to Psyko Audio Labs.  Payments are due quarterly on January 15, April 15, July 15, and October 15. In fiscal year 2014, the Company will incur increasing minimum royalty expenses as follows: $42,102 (CDN $46,787) and $60,155 (CDN $66,849) in the 3rd and 4th quarters, respectively.  Royalty expense incurred for the three months ended August 31, 2014 was $40,907.  Royalty expense incurred during the nine months ended August 31, 2014 was $98,175. At January 1, 2015, the Company is obligated to pay minimum monthly royalties of $89,986 (CDN $100,000) per quarter for the remaining term of the contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Prepaid Expenses Associated with License Agreement

At August 31, 2014, the balance of prepaid expenses was $16,998, and pertains to Psyko Audio Labs Canada (Canadian Dollars 18,103). At November 30, 2013 the balance of prepaid expenses was $44,146, and also pertains to Psyko Audio Labs. The difference of $27,148 equals the total amount of prepaid expenses applied against monthly royalty fees paid by the Company during the current fiscal year.

Office & Warehouse Lease Extension

As of August 31, 2014, the monthly minimum rental payment is $7,006. Rent expense was $21,018 and $21,018 for the three months ended August 31, 2014 and 2013, respectively.  Rent expense was $63,054 and $63,054 for the nine months ended August 31, 2014 and 2013, respectively.

In September, 2014, the Company executed a one year extension of the current lease agreement at the same terms. As of August 31, 2014, minimum rent to be paid under this lease agreement is $91,078

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Cash Flow Information

On August 31, 2014, the Company had working capital of approximately $336,974. On November 30, 2013, the Company had working capital of approximately $345,267. The increase in working capital is nominal. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

The Company had cash and cash equivalents of approximately $459,094 and $358,299 at August 31, 2014 and November 30, 2013, respectively. This represents an increase in cash of $100,795.

Cash used in Operating Activities
The Company used approximately $622,889 of cash for operating activities in the nine months ended August 31, 2014 as compared to using $537,603 of cash for operating activities in the nine months ended August 31, 2013. This increase in cash used in operating activities which is $85,287, and is primarily attributed to the following: net increase (decrease) in prepaid expenses associated with the Psyko Audio Headsets license agreement and expenditures pertaining to the Electronic Entertainment Expo (E3) held on June 11 – 13, 2014.

Cash used for Investing Activities
Investing activities for the nine months ended August 31, 2014 used approximately $5,067 of cash as compared to using $24,779 of cash in the nine months ended August 31, 2013. This decrease in use is attributable to a reduction in the acquisition of vehicles and equipment.

Cash Provided by Financing Activities
Financing activities in the nine months ended August 31, 2014 provided $728,751 of cash as compared to providing $889,116 of cash in the nine months ended August 31, 2013. The difference of $160,365 in the nine month periods is attributable to the decrease in equity investments. The Company did not incur any debt issuance costs in 2014.

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

Going Concern Consideration

For the period from inception to August 31, 2014, the Company recorded no revenue. There is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of August 31, 2014. The Company has resourced outside consultants to assist in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

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

ITEM 2.                      UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 23,948,100, and 23,433,100 shares issued and outstanding at August 31, 2014 and November 30, 2013, respectively.  During the period from April 22nd to August 20th, 2014, the Company received $387,000 in deposits from 16 accredited investors, all pre-existing investors in the common stock of the Company, who wished to exercise their common stock warrants. The Company accepted subscriptions for 483,750 common shares at $0.80 per share.  This exercise price reflects a 20 percent discount from the exercise price reflected within the investors’ stock warrant agreements. In the 2nd quarter of 2014, the Company offered no other sale of common stock.  The Company also agreed to issue 48,750 common stock warrants to eight pre-existing accredited investors.

On June 4, 2014, the Company also received $25,000 from one accredited pre-existing investor who wished to subscribe to 31,250 common shares upon conversion of stock warrants.  These common shares were issued by the Company on June 20, 2014 and recorded as an equity investment. During the period from July 16th to August 22nd, 2014, the Company also received $154,000 in deposits from nine pre-existing investors, which was recorded as stock subscriptions payable. Each of the nine investors wished to subscribe to 197,500 common shares upon conversion of stock warrants, which had been acquired in earlier fiscal years. Each person executed a stock subscription agreement and delivered funds in exchange for the delivery of common shares at a price of $0.80 per share, rather than the price of $1.00 per share as provided in the stock warrant agreements. The purchasers were all accredited investors and acquired such securities pursuant to an exemption from registration under Regulation D, section 506.  In September, 2014, the Company intends to record the sales of 197,500 common shares as equity investments upon the issuance of the common stock certificates by the transfer agent.

Common Stock Payable for Investor Relations – Canceled Stock Subscription Agreement

On February 3, 2014, the Company entered into an agreement with RedChip Companies, Inc., which is based in Maitland, Florida. Cash consideration paid to RedChip is $10,000 per month.  During the nine months ended August 31, 2014, the Company paid RedChip $40,000. In the early part of the 3rd quarter, the Company terminated the agreement with RedChip Companies, Inc.

In addition to the cash compensation described above, the Company agreed to pay stock-based consideration.  A common stock payable was recorded in February, 2014 for 400,000 common shares. RedChip agreed to the cancelation of such share issuance obligation, and for the nine month period ending August 31, 2014, the Company recorded no stock subscription payable or share-based compensation expense associated with such shares.

Equity Issuance Costs

The Company incurred equity issuance costs of $4,277 and $1,437 during the three months ended August 31, 2014 and 2013, respectively. The Company incurred equity issuance costs of $12,358 and $18,905 during the nine months ended August 31, 2014 and 2013, respectively.  Rather than expense these costs, equity issuance costs are charged against the Company’s equity.  These costs include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

PREFERRED STOCK

During the period from February 21st to March 3rd, 2014, the Company received $97,500 in deposits from eight accredited investors, all pre-existing investors in the common stock of the Company, who wished to subscribe to 19,500 Series A Convertible Preferred Shares and 48,750 common stock warrants. As the share certificates had not yet been issued as of May 31, 2014, these deposits were recorded to stock subscriptions payable.  On June 20, 2014, the Company issued and delivered to each investor their Series A certificate.  Accordingly, the Company recorded in the 3rd quarter, 2014 the share issuance in the equity section as paid in capital. Each person executed a stock subscription agreement and delivered funds in exchange for the delivery of Convertible Preferred Shares at a price of $5.00 per share. For each Convertible Preferred Share purchased by an investor, for no additional consideration, each investor was granted two and one-half common stock warrants, which may be exercised within 24 months from the date of the subscription. The purchasers were all accredited investors and acquired such securities pursuant to an exemption from registration under Regulation D, section 506.

Prior to August 31, 2014, there were no sales of Series B Preferred Shares. On September 5, 2014, one accredited investor subscribed to 2,500 shares of Series B Preferred Stock in exchange for cash consideration of $12,500 at $5.00 for each share.  The Company relies upon an exemption from registration under the Securities Act of 1933 pursuant to Regulation D, Section 506. The Company agreed to pay interest on such funds at 12% per annum. During the conversion period, each preferred share may be converted to common stock at a fixed conversion price of $1.25 per share or the Variable Conversion Price set forth in the Company’s Certificate of Designation.

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

Material Contracts

U.S. Distribution Agreement with Global Marketing Partners

As of August 31, 2014, the Company has received no revenue on the following contract with Global Marketing Partners, Inc. On April 30, 2014, the Company entered into a non-exclusive contract with Global Marketing Partners, Inc., a California corporation doing business in Agoura Hills, California.  The Agreement provides the Company with an avenue for the distribution of its products through various retailers. Global serves as a marketing partner to facilitate and administer the distribution of the Company’s products.  A key component includes the introduction of the Company’s products to retailers using the distribution channel operated by Speed Commerce, formerly known as Navarre.   The Company shall participate in a one-stop shop form of an arrangement via Global to access the retailers via Speed Commerce.  Using this arrangement, the Company is not responsible for entering into agreements with each retailer.

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

Date of Each Note	Amount of Each Note	Maturity Date of Each Note
December 18, 2013	$ 10,000	December 15, 2014
December 30, 2013	$ 25,000	December 29, 2014
January 24, 2014	$ 50,000	January 23 2015

Subsequent Event

Office Lease Extension

In September, 2014, the Company reached an agreement to extend the current office and warehouse lease by one year as the same terms provided in the current lease.  As of August 31, 2014 the minimum rent payments are obligated to pay equals $91,078 at the rate of $7,006 per month.

ITEM 6.                      EXHIBITS

 INDEX TO EXHIBITS

Exhibit	Description
10.1	Third Amendment to Lease Agreement dated July 08, 2009 by and between Brigite Land Management, LLC c/o GiGi Management Co., Inc. and Exeo Entertainment, Inc.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated September 12, 2014

Reports on Form 8-K

None.

Press Releases

Press Release dated September 12, 2014 in which the Company announced their placement of a manufacturing order for 5,000 units of the Psyko® 5.1 surround sound gaming headphones for the PC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXEO ENTERTAINMENT, INC. (Registrant)

Signature	Title	Date
Jeffrey A. Weiland
/s/ Jeffrey A. Weiland	President and Director	October 3, 2014

Robert S. Amaral
/s/ Robert S. Amaral	Chief Executive Officer,	October 3, 2014
Treasurer and Director
(Principal Executive and Financial Officer)