Form 10-K
period 2014-11-30
Exeo Entertainment, Inc.
filed 2015-02-20
CIK 1528760

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended NOVEMBER 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of November 30, 2014, the last business day of the registrant's most recently completed fiscal yearend, is undeterminable. The total number of common stock held by non-affiliates of the registrant as of this date was 6,884,414.  The aggregate market value of such securities on November 30, 2014 was determined by the Company to be $1,720,000 based upon the analysis described in further detail in Item 5 of this report.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date, which is February 15, 2015: 24,140,600 Common Shares, 19,500 Series A, and 10,000 Series B Preferred Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference within this report are certain documents previously filed with the Commission within Form S-1, as amended, which was filed on August 16, 2013.  Such document(s) are listed in Item 15 of this report.

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

12)	In May, 2014 our stock began trading on the OTC Markets and on the Over-the-Counter Bulletin Board (OTCBB).
13)	In June, 2014, we introduced our entire product line to attendees of the Electronic Entertainment Expo (E3). We had an exhibit booth and met with potential buyers.
14)	In November and December, 2014 we received, inspected and accepted the delivery of inventory of the Krankz headphones,and the Psyko Krypton gaming headphones for the personal computer.
15)	During the fiscal year ended November 30, 2014, we received cash of $3,636 in revenues from the sale of these products.
16)
In December, 2014 and January, 2015, we received inventory of the Psyko Krypton headphones for Personal Computer video gaming use. We also approved the working prototypes of the Psyko Krypton headphones for use with video gaming consoles (such as Xbox).

Products and Services

We carry inventory for immediate sale of the Krankz™ Bluetooth® wireless headphones and the Psyko® Krypton™ 5.1 surround sound gaming headphones for the Personal Computer. Products under development include the Psyko® 5.1 surround sound gaming headphones for consoles, Krankz Maxx™ Bluetooth™ wireless headphones, Zaaz™ Smart TV keyboards, the Extreme Gamer®; a multi-disc video game changer, and an android based portable gaming system. We have completed the engineering and designs as to the Psyko Krypton headphones for consoles (such as Xbox®) and the Krankz™ Maxx Bluetooth wireless headphones. We are finalizing development on the Zaaz™ keyboard and will soon begin tooling for manufacturing. The Extreme Gamer™ and portable gaming system are still in development and expected to be released in 2015.

Strategy and Marketing Plan

Once manufacturing is established we intend on utilizing existing consumer electronics distributers, such as Speed Commerce to distribute our products to big box retailers such as Best Buy, GameStop, and Fry’s Electronics.

ITEM 1.	DESCRIPTION OF BUSINESS. - continued

Competition

Psyko® Krypton™ Surround Sound Headphones

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

ITEM 1.	DESCRIPTION OF BUSINESS. - continued

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

We entered into a license agreement with Digital Extreme Technologies, Inc., a Delaware corporation, (also referred to as DXT) for use of certain intellectual property associated with the products being designed and developed by us. The Black Widow keyboard is now known as the Zaaz keyboard. DXT worked to design and develop the Extreme Gamer as well as the Black Widow keyboard. We continue to work under a license agreement with DXT to advance the use of technologies designed by DXT. There is no licensing fee paid to DXT during the years ended November 30, 2014 and 2013.

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

ITEM 1.	DESCRIPTION OF BUSINESS. - continued

In regard to intellectual property rights associated with Krankz™ Bluetooth® wireless headphones, we do not have a federally registered trademark as to the word marks Krankz or Krankz Maxx. Therefore, we do not have the same presumptive rights which might otherwise apply had we obtained a federally registered trademark.  We believe we have intellectual property rights to this mark under common law.  If we are unable to register this mark, we may use an alternative name for these headphones.

Subsidiaries

We do not have any subsidiaries.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments.

ITEM 2.	DESCRIPTION OF PROPERTY.

We currently lease 10,068 sq. ft. of office and warehouse space at 4478 Wagon Trail Avenue, Las Vegas, Nevada 89118.  Our current lease term expires on September 30, 2016, but is renewable for an additional twelve (12) months under the original lease terms.  Our monthly lease payment is $7,006. This location serves as our only facility for day to day operations. We believe our current premises are adequate for our current operations and we do anticipate that we will require additional premises in the next 9-12 months.  We do not have any investments or interests in any real estate.  Our company does not invest in real estate mortgages, nor does it invest in securities of, or interests in, persons primarily engaged in real estate activities.

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

The Company’s common stock is traded on the over-the-counter market and quoted on the Over-The-Counter Bulletin Board (OTCBB) under the trading symbol “EXEO”.  Our common stock is also quoted on OTCQB, a segment of OTC Link LLC and OTC Markets Group. As of the date of this report, there is a limited public market for our common stock. For purpose of this Item, the existence of limited or sporadic quotations should not of itself be deemed to constitute an “established public trading market,” if any, for our common stock. We can provide no assurance that our shares will be actively traded on the OTC or, that the public market will achieve or continue with any particular daily volume or price for our listed securities.

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

Recent Sales of Unregistered Securities

For the Two Prior Fiscal Years
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

Common Stock

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 24,140,600 and 23,433,100 shares issued and outstanding at November 30, 2014 and 2013, respectively.  During fiscal year ended November 30, 2013, the Company granted 1,875,480 stock warrants to investors in exchange for cash.  For further details, please refer to the discussion contained below.  During the period from April 22nd to August 20th, 2014, the Company received $387,000 in deposits from 16 accredited investors, all pre-existing investors in the common stock of the Company, who wished to exercise their common stock warrants. The Company accepted subscriptions for 483,750 common shares at $0.80 per share.  This exercise price reflects a 20 percent discount from the exercise price reflected within the investors’ stock warrant agreements. In the 2nd quarter of 2014, the Company offered no other sale of common stock.  The Company also agreed to issue 48,750 common stock warrants to eight pre-existing accredited investors.

On June 4, 2014, the Company also received $25,000 from one accredited pre-existing investor who wished to subscribe to 31,250 common shares upon conversion of stock warrants.  These common shares were issued by the Company on June 20, 2014 and recorded as an equity investment. During the period from July 16th to August 22nd, 2014, the Company also received $154,000 in deposits from nine pre-existing investors, which was recorded as an equity investment. Each of the nine investors wished to subscribe to 197,500 common shares upon conversion of stock warrants, which had been acquired in earlier fiscal years. Each person executed a stock subscription agreement and delivered funds in exchange for the delivery of common shares at a price of $0.80 per share, rather than the price of $1.00 per share as provided in the stock warrant agreements. The purchasers were all accredited investors and acquired such securities pursuant to an exemption from registration under Regulation D, section 506.  In the aggregate, the Company executed stock subscription agreements for 707,500 common shares to investors in exchange for cash. The Company received $566,000. The stock was subscribed and funds delivered to the Company in exchange for common stock at a price of $0.80 for each share.

Equity Issuance Costs

The Company incurred equity issuance costs of $17,707 and $19,193 during the fiscal years ended November, 2014 and 2013, respectively. Rather than expense these costs, Equity Issuance Costs are charged against the Company’s equity.  These costs include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

Preferred Stock

Issuances of Series A Convertible Preferred Stock

During the period from February 21st to March 3rd, 2014, the Company received $97,500 in deposits from eight accredited investors, all pre-existing investors in the common stock of the Company, who wished to subscribe to 19,500 Series A Convertible Preferred Shares and 48,750 common stock warrants. Each person executed a stock subscription agreement and delivered funds in exchange for the delivery of Convertible Preferred Shares at a price of $5.00 per share. For each Convertible Preferred Share purchased by an investor, for no additional consideration, each investor was granted two and one-half common stock warrants, which may be exercised within 24 months from the date of the subscription. . The Company agreed to pay interest on such funds at 15% per annum (paid annually), and principal and remaining interest is due upon maturity, which is thirty-six (36) months from the date of issuance. The purchasers were all accredited investors and acquired such securities pursuant to an exemption from registration under Regulation D, section 506.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY - continued

Issuances of Series B Convertible Preferred Stock

In September and October, two accredited investors subscribed to 5,000 shares, in total, of Series B Preferred Stock in exchange for cash consideration of $25,000, in total, at $5.00 for each share.  In November, 2014, one accredited investor subscribed to 5,000 shares of Series B Preferred Stock in exchange for cash consideration of $25,000 at $5.00 per share.  The company recorded proceeds of $50,000 (10,000 subscribed shares) as an equity investment at November 30, 2014. The Company relies upon an exemption from registration under the Securities Act of 1933 pursuant to Regulation D, Section 506. The Company agreed to pay interest on such funds at 12% per annum (paid annually), and principal and remaining interest upon maturity, which is twenty-four (24) months from the date of issuance. During the conversion period, each preferred share may be converted to common stock at a fixed conversion price of $1.25 per share or the Variable Conversion Price set forth in the Company’s Certificate of Designation.

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

There were 4,000,000 stock options outstanding to the Company’s management as of November 30, 2013, and within this group, 2,000,000 stock options were capable of being exercised at November 30, 2014. The remaining number of options are not exercisable as of November 30, 2014 as each of the two officers had not yet completed the “incentive”, i.e. the future monthly terms in office in order to exercise such options.  The weighted average exercise price is $0.25 per share and the weighted average remaining life is 31.5 months.

 Stock Warrants Issued to Investors

There were no stock warrants granted by the Company from inception through August 16, 2012.  For each common share purchased by an investor, for no additional consideration, each investor acquired a warrant to purchase an additional two shares at the fixed price of $1.00 per share.  During the period from August 16, 2012 to August 31, 2013, in connection with a private placement, the Company raised $1,250,000 from the sale of securities. 2,500,000 stock warrants to purchase common stock were granted in conjunction with the purchase by each investor of our common stock.  The terms of the stock warrant include the right to exercise all or a portion of the warrants granted, shall be no more than 2 years from the date of grant of the warrant, and the exercise price is $1.00 per warrant.  The warrant may not be transferred or assigned in whole or in part by the grantee. There were no Stock Warrants issued during the period September 1, 2013 to fiscal year ended November 30, 2013.  There were 2,500,000 stock warrants outstanding at November 30, 2013.  The Company issued 48,750 common stock warrants to Series A Preferred Stock purchasers in February and March, 2014. During the fiscal year ended November 30, 2014, pre-existing shareholders exercised 707,500 stock warrants at $0.80 per share.   There are 1,841,250 warrants which are exercisable at November 30, 2014. The weighted average exercise price is $1.00 and the weighted average remaining life is 4 months (excluding the stock warrants issued in 2014).

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

Comparison of Twelve Month Results –for the fiscal years ended November 30, 2014 and 2013, respectively

Revenues and Gross Profit
Revenues and Gross Profit for the twelve months ended November 30, 2014 were $3,636 and $2,019. Revenues and Gross Profit for the twelve months ended November 30, 2013 were zero. The Company has incurred significant costs in research and development activities. See discussion below for further information. At November 30, 2014, the Company had incurred an accumulated deficit of $2,751,640 since inception.

Costs and Expenses
Total cost and expenses increased to $1,096,498 for the year ended November 30, 2014 as compared to $876,183 for the year ended November 30, 2013. These increases in the fiscal year ended November 30, 2014 were primarily due to the increasing costs associated with public relations, royalty fees, consulting fees, legal and professional fees, sponsorships, and advertisement of our audio headphone products.

Research and Development Costs

The Company incurred $112,973 and $128,108 for research and development costs during the fiscal years ended November 30, 2014 and 2013, respectively. These costs relate to hardware engineering, design and development of the Krankz™ Bluetooth wireless audio headphones, the Zaaz™ Keyboard, the Extreme Gamer®, and starting in June 2013, the Psyko Krypton™ 5.1 surround sound gaming headphones for personal computers. A similar unit under development connects to current generation video game consoles offered by Nintendo®, Microsoft®, and Sony®.

Other Income and Expenses
Interest expense associated with obligations to non-affiliates was $12,690 in the twelve months ended November 30, 2014.  Interest expense was $1,242 in the twelve months ended November 30, 2013.

Income Taxes
The Company had no income tax expenses and fully allowed for the income tax benefit for each of the twelve months ended November 30, 2014 and 2013 due to incurrence of net operating loss in each of these periods. As of November 30, 2014, the Company’s available unused operating loss carryback is approximately $2,130,985. As presented in the financial statements found elsewhere in this Statement, the Company determined a total deferred tax asset of $285,063, which was calculated by multiplying a 34% estimated tax rate by the cumulative net operating loss (NOL). The company had no income tax expense and fully allowed for the income tax benefit for fiscal years 2011, 2012, 2013 and 2014 due to incurrence of net operating losses. There are no income tax refund opportunities currently available.

Effect of Inflation
Inflation has not had a significant impact on the Company’s operations or cash flows.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

Long-Term Debt / Note Payable and Other Commitments

Other than what is described in this Item, the Company had no material commitments for capital expenditures at November 30, 2014 or November 30, 2013. On May 25, 2011, Exeo Entertainment, Inc. entered into an exclusive license agreement with Digital Extreme Technologies, Inc. whereby Exeo Entertainment, Inc. will manufacture and market the Extreme Gamer and Zaaz keyboard. Exeo Entertainment, Inc. will pay Digital Extreme Technologies, Inc. a 5% royalty fee on gross sales of both products.

On June 10, 2013, Exeo Entertainment, Inc. entered into a license agreement with Psyko Audio Labs, Canada whereby Exeo Entertainment. Inc. will manufacture and market the Psyko Krypton and Carbon line of gaming headphones. The company will owe a 5% royalty on all headphone sales to Psyko Audio Labs.  Payments are due quarterly on January 15, April 15, July 15, and October 15. In fiscal year 2013, the Company incurred a minimum royalty expense of $159,025.  In fiscal year 2014, the Company incurred increasing minimum royalty expenses as follows: $24,063 (CDN $26,741), $33,205 (CDN $36,770), $40,907 (CDN $46,787), and $60,850 (CDN $66,849) in each of the four quarters, respectively. The total minimum royalty fee expense in fiscal year ended November 30, 2014 is $159,025. Prepaid expenses consist of royalty fees of $2,919 paid to Psyko Audio Labs. These prepaid expenses shall be applied towards royalty expenses incurred in the first quarter of fiscal year 2015. Unless the Royalty Agreement is modified by Psyko Audio Labs Canada and the Company, at January 1, 2015, the Company is obligated to pay minimum monthly royalties of $84,857 (CDN $100,000) per quarter for the remaining term of the contract.   No such modification has been made as of the date of this report. The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

The Company has an office and warehouse rental lease obligation through September 30, 2016, which equals $70,060 as of November 30, 2014. The monthly minimum rental payment is $7,006. Rent expense was $84,072 and $84,072 for the fiscal years ended November 30, 2014 and 2013, respectively.

Obligation to Purchase Additional Inventory of the Psyko Krypton 5.1 surround sound headsets

In early September, 2014 the Company issued a purchase order for the acquisition of $200,000 in inventory for the Psyko® Krypton™ 5.1 surround-sound gaming headphones with amplifiers made for use with personal computers. Sometime thereafter, the Company and the manufacturer agreed to divide the single purchase order in to several separate purchase orders of $40,000 each.  On December 5, 2014, the Company paid the first installment of $40,000.  The headphone units were shipped to the Company and were received and accepted on December 30, 2014.  On January 9, 2015, the Company paid $80,000 for two additional installments under this agreement. The headphone units were shipped to the Company and were received and accepted on January 28, 2015. It is possible, but not probable, that the Company remains liable for the $80,000 balance as to this September, 2014 purchase order, even if the Company does not order additional inventory.

Cash Flow Information

The Company had working capital of approximately $150,825 and a current ratio of 1.78 at November 30, 2014. The Company had working capital of $345,267 and a current ratio of 7.04 at November 30, 2013. The decrease in working capital and the current ratio at November 30, 2014 as compared to November 30, 2013 was primarily due to the following: i) sales of equity investments (a decrease of $222,753, made up of the difference between $918,547 in fiscal year 2013 as compared to $695,794 in fiscal year 2014), and ii) greater expenditures for royalties ($146,995)) as well as expenditures for advertisement of products, media costs charged by Red Chip Companies, Inc., promotional expenses, and legal and accounting fees. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

During the twelve months ended November 30, 2014, the Company had cash and cash equivalents of approximately $326,684 as compared to cash and cash equivalents of $358,299 at November 30, 2013. This represents a decrease of $31,616.

Cash used in Operating Activities
The Company used approximately $797,008 of cash for operating activities in the twelve months ended November 30, 2014 as compared to using $634,112 of cash for operating activities in the twelve months ended November 30, 2013. This increase in cash used in operating activities, which is $162,896, is primarily attributed to the net loss generated in the twelve months ended November 30, 2014.

Cash used for Investing Activities
Investing activities for the twelve months ended November 30, 2014 used approximately $5,522 of cash as compared to using $24,041 of cash in the twelve months ended June 30, 2013. This decrease in use is attributable to a reduction in the acquisition of equipment in fiscal year ended November 30, 2014 as compared to fiscal year ended November 30, 2013.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Cash Provided by Financing Activities
Financing activities in the twelve months ended November 30, 2014 provided $770,914 of cash as compared to providing $885,776 of cash in the twelve months ended November 30, 2013. The difference of $114,862 is attributable to the decrease in equity investments as presented in Item 5, and the loans received from an officer for $85,000. The Company did not incur any debt issuance costs in 2014.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of November 30, 2014. The Company has resourced outside consultants to assist in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

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

Material Contracts

U.S. Distribution Agreement with Global Marketing Partners

As of November 30, 2014, the Company has received no revenue on the following contract with Global Marketing Partners, Inc. On April 30, 2014, the Company entered into a non-exclusive contract with Global Marketing Partners, Inc., a California corporation doing business in Agoura Hills, California.  The Agreement provides the Company with an avenue for the distribution of its products through various retailers. Global serves as a marketing partner to facilitate and administer the distribution of the Company’s products.  A key component includes the introduction of the Company’s products to retailers using the distribution channel operated by Speed Commerce, formerly known as Navarre. The Company hopes to participate in a one-stop shop form of an arrangement via Global to access the retailers via Speed Commerce.  Using this arrangement, the Company is not responsible for entering into agreements with each retailer.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The name, age and position of each of our directors and executive officers are as follows:

Name	Age	Position
Jeffrey A. Weiland	52	President and Director
Robert S. Amaral	47	CEO, Treasurer, Secretary and Director

Jeffrey A. Weiland, Age 52, President/Director

Mr. Weiland has over 20 years’ experience in management, sales and marketing, and product development.  Mr. Weiland was a Sergeant in the United States Marine Corps and served from 1985 - 1993.  Mr. Weiland was awarded several military service medals, including the Navy Achievement Medal, and received various letters of appreciation and meritorious masts, personal commendations, and good conduct medals.  He was honorably discharge after serving in Desert Storm.  From 1993 - 1997, Mr. Weiland was a metrology supervisor for Gensia Laboratories, LTD/Sicor Pharmaceuticals, based in Irvine California.  Mr. Weiland received his Bachelor of Science in Business Management, from the University of Phoenix in 1997. From 1997 - 2003, Mr. Weiland was the National Marketing Director for Guardian Technologies USA based in Irvine, California. From 2003 - 2007, Mr. Weiland was a sole proprietor of Weiland Media, which focused on new product development.  From 2008 - 2011, Mr. Weiland devoted 100 percent of his efforts to Digital Extreme Technologies, Inc. Prior to joining our Company, Mr. Weiland had not previously served as an officer or director of any public company.

Robert S. Amaral, Age 47, CEO, Secretary/Treasurer/Director

Mr. Amaral received his MBA in 1997 from Southern Oregon University. In 1996 he received his Bachelor’s Degree in Marketing from Southern Oregon State College. From 1997 – 2000 he was the Director of Marketing of CG Leasing Inc., which later merged with USA Capital Leasing. From 2000 – 2001 Mr. Amaral was a proprietor of a company named Finance Marketing Group, which generated lease finance applications from small businesses across the United States. In 2001, he worked as a Series 3 licensed commodity broker with U.S. Options Corp and Concorde Trading Group. In 2002 Mr. Amaral started Amaral Consultancy where he focused on funding development stage companies. Companies which Mr. Amaral performed contract labor for: L&L Financial, which subsequently changed its name to L& L Energy (LLEN); VSI Wireless, which was acquired by SARS Corporation (SARO.PK); Advanced Ultrasound Imaging, a private healthcare company located in Scottsdale, AZ; American Eagle Motorcycles based in Carlsbad, CA; and Ambient Control Systems located in El Cajon, CA. From 2008 – 2011 Mr. Amaral focused his energies on Digital Extreme Technologies, Inc.  Prior to joining our Company, Mr. Amaral had not previously served as an officer or director of any public company.

Significant Employees

We have no significant employees other than the officers and directors described above.

Section 16(A) Beneficial Ownership Reporting Compliance Pursuant to Item 405 of Regulation S-K

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended November 30, 2014 all such filing requirements applicable to its officers and directors were complied with exception that reports were filed late or not filed at all by the following persons:

Name and Principal Position	Number of late reports	Number of untimely reports	Number of Known Failures to File a Required Form
Robert S. Amaral, CEO	0	0	0
Jeffrey A. Weiland, Pres.	0	0	0

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our company at any time during the year ended November 30, 2014, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during the year ended November 30, 2014. The foregoing persons are collectively referred to herein as the “Named Executive Officers.” Compensation information is shown for fiscal years ended November 30, 2014 and 2013, respectively.

SUMMARY COMPENSATION TABLE

			ANNUAL COMPENSATION		LONG TERM COMPENSATION				TOTAL
			Cash	Bonus ($)	Stock Awarded ($)	Stock Options * ($)	Non-Equity Incentive Plan Comp. ($)	All Other Compensation ($)	Total Compensation ($)
Robert S. Amaral	CEO, Treasurer,	2014	$60,325	0	0	$100,002	0	0	$160,327
	Secretary. & Director	2013	$61,107	0	0	$100,002	0	0	$161,109
Jeffrey A. Weiland	President &	2014	$60,000	0	0	$100,002	0	0	$160,002
	Director	2013	$60,000	0	0	$100,002	0	0	$160,002

* Stock Options - Outstanding Equity Awards at 2014 Fiscal Year-End

Pursuant to the employee incentive stock option plan, on July 15, 2012, we granted 2,000,000 shares to each of our two officers and directors. The option agreement provides the employee has no more than five years from the date of the grant to exercise the options at an exercise price of $0.25 per share. The employee may only exercise such options based upon the contracted vesting schedule, which provides that the options vest on a pro-rata basis over 60 months of future services to be rendered by such employee. There were no additional awards through the end of our fiscal year 2014.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

Employment Arrangements

As of November 30, 2014, we were a party to employment agreements with Jeffrey A. Weiland (dated December 16, 2011) and Robert S. Amaral (dated December 16, 2011), each of which is described directly below.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of November 30, 2014, for:

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

The percentage ownership information shown in the table below is calculated based on 24,140,600 shares of our common stock issued and outstanding as of February 15, 2015.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common	Jeffrey A. Weiland President/Director	8,628,093	35.74%
Common	Robert S. Amaral Chief Executive Officer/Director	8,628,093	35.74%
	All Officers, Directors and 5% Beneficial Shareholders as a Group	17,256,186	71.48%

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

Notes Payable to Officer

In fiscal year 2014, an officer received promissory notes from the Company in exchange for loans from the officer for $85,000.  The terms of the notes provide that the Company shall repay the principal of each note in full within nine months of the date of each note.   In addition, the Company is obligated to pay interest at a flat rate of 6.00% upon maturity of each note.  At the sole discretion of the officer, the notes may be extended for an additional nine month term. The notes come due in September and October, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE - continued

Leasehold Interest in Real Estate

On October 25, 2012, the Company signed a lease for its current office and warehouse.  The Company became a co-tenant along with DXT.  The Company executed a one year extension effective October 1, 2014. The original lease contains an option for a three year renewal; which shall expire on September 30, 2016. The typical monthly rent expense is $7,006, which includes base rent of $5,496 and common area maintenance of $1,510. The Company is not obligated to pay a security deposit to the management company.  A deposit to secure the current lease was made by DXT in 2009.  DXT will receive the security deposit at the end of the lease.

Note Payable for Vehicle Financing Obligations

On September 27, 2012, the Company acquired a pre-owned company vehicle on credit. The total cost basis is $49,824.  The Company paid $10,000 as a down payment.  The amount financed by the seller is $39,824, and the Company makes monthly payments of $863.  The Company is obligated to pay a total of $41,420 over the course of the loan. This note bears interest at the annual percentage rate of 1.9%, and the term is 48 months.  The total finance charge associated with this note is $1,596. At November 30, 2014, the cost basis (before depreciation) is $46,200 as the Company recorded an impairment loss associated with this asset in the amount of $2,624.

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

Our independent auditor, De Joya Griffith LLC, billed us as follows:

We incurred audit professional fees of $17,000 and $20,500 for fiscal years ended November 30, 2014 and 2013, respectively.  In addition, as of January 15, 2015, we incurred audit professional fees of $5,500 in the first quarter of fiscal year 2015, which are attributable to fiscal year 2014. The total audit fees incurred to date remain mostly unchanged as to 2014 compared to 2013. The Company anticipates incurring an additional $5,500 to $7,500 in audit fees in the first quarter of 2015, which is also associated with the 2014 fiscal year.

In addition to the above auditor’s fees, in February, 2015, we incurred audit related professional fees of $2,000. This pertains to the use of another independent registered public accounting firm to perform an engagement quality review and concurring approval of issuance of the report contained in Item 15(a) below.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Item 15(a) Financial Statements

Index to Financial Statements:
Exeo Entertainment, Inc.'s audited Financial Statements, as described below, are attached hereto.

EXEO ENTERTAINMENT, INC.

TABLE OF CONTENTS

NOVEMBER 30, 2014 and 2013

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of November 30, 2014 and 2013	F-2

Statements of Operations for the years ended November 30, 2014 and 2013	F-3

Statement of Stockholders’ Equity for the years ended November 30, 2014 and 2013	F-4

Statements of Cash Flows for the years ended November 30, 2014 and 2013	F-5

Notes to Financial Statements	F-6 - F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Exeo Entertainment, Inc.

We have audited the accompanying balance sheets of Exeo Entertainment, Inc. (the “Company”) as of November 30, 2014 and 2013 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exeo Entertainment, Inc. as of November 30, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ De Joya Griffith, LLC
Henderson, Nevada
February 19, 2015

EXEO ENTERTAINMENT, INC.
BALANCE SHEETS
November 30, 2014 and 2013
(Audited)
	2014	2013
ASSETS

Current assets
Cash and cash equivalents	$326,684	$358,299
Accounts Receivable	110	-
Inventory	14,914	-
Prepaid expenses	2,919	44,146
Total current assets	344,627	402,445

Property and equipment, net	81,130	105,563

TOTAL ASSETS	$425,757	$508,008

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
Accounts payable and accrued expenses	$69,287	$47,480
Accrued interest payable to non-affiliates	11,792	-
Federal and state taxes payable	18,025	-
Due to related parties	85,000	-
Notes payable	9,698	9,698
Total current liabilities	193,802	57,178

Long-term liabilities
Note payable	9,307	19,186
Total long-term liabilities	9,307	19,186

Total liabilities	203,109	76,364

Stockholders' equity
Convertible Preferred Stock Series A- $0.0001 par value, 1,000,000 shares,
authorized, 19,500 and no shares issued and outstanding, respectively	2	-
Convertible Preferred Stock Series B- $0.0001 par value, 1,000,000 shares,
authorized, and 10,000 and shares issued and outstanding, respectively	1	-
Common stock - $0.0001 par value, 100,000,000 shares authorized; 24,140,600
and 23,433,100 shares issued and outstanding, respectively	2,414	2,344
Additional paid-in capital	2,971,871	2,076,147
Deficit accumulated	(2,751,640)	(1,646,847)
Total stockholders' equity	222,648	431,644

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$425,757	$508,008

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(Audited)
	Year ended November 30, 2014	Year ended November 30, 2013
REVENUES	$3,636	$-
COST OF GOODS SOLD
Cost of direct materials, shipping and labor	(1,617)	-
GROSS PROFIT	2,019	-

COSTS AND EXPENSES
Advertising	42,285	1,418
Automobile and truck	7,833	4,369
Bank service charges	2,748	1,310
Compensation - non-directors	38,235	93,711
Compensation - officers/directors	120,325	121,107
Stock-based compensation to officers and employee	200,004	200,004
Computer and internet	1,579	1,346
Consulting fees	107,500	60,000
Depreciation	27,331	25,604
Filing fees	2,895	725
Legal and professional	71,805	64,248
Meals and entertainment	91	819
Office rent	84,072	84,072
Office expense	7,204	9,955
Promotions - tradeshow exhibitor	44,433	38,677
Promotions - other	21,903	-
Research and product development	112,973	128,108
Royalties	159,025	12,030
Federal and state taxes	17,602	-
Travel	5,121	9,094
Utilities	21,534	19,586
TOTAL OPERATING EXPENSES	1,096,498	876,183

LOSS FROM OPERATIONS	(1,094,479)	(876,183)

OTHER INCOME
Forgiveness of debt	5,000	21,018
TOTAL OTHER INCOME	5,000	21,018

OTHER EXPENSE
Interest expense	(12,690)	(1,242)
Impairment loss as to vehicle	(2,624)	-
TOTAL OTHER EXPENSE	(15,314)	(1,242)

NET LOSS	$(1,104,793)	$(856,407)

NET LOSS PER SHARE: BASIC	$(0.05)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	23,706,642	23,021,562

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Audited)

	Preferred Stock Series A Issued and Outstanding	Preferred Stock Series A at Par Value	Preferred Stock Series B Issued and Outstanding	Preferred Stock Series B at Par Value	Common Stock Issued and Outstanding	Common Stock at Par Value	Additional Paid-in Capital	Stock Payable	Advances to Related Party	Deficit Accumulated	Total Stockholders' Equity (Deficit)
Balance, November 30, 2012	-	-	-	-	22,495,360	2,250	957,652	-	-	(790,440)	169,462

Shares issued for cash at $1.00 per share					937,740	94	937,646				937,740
Stock options granted to officers							200,004				200,004
Equity issuance costs							(19,193)				(19,193)
Imputed interest on payable							38				38

Net loss for the year ended November 30, 2013	-	-	-	-	-	-	-	-	-	(856,407)	(856,407)

Balance, November 30, 2013	-	-	-	-	23,433,100	2,344	2,076,147	-	-	(1,646,847)	431,644

Shares issued for cash at $0.80 per share					515,000	52	411,949				412,001
Shares issued for cash at $0.80 per share upon exercise of stock warrants					192,500	19	153,981				154,000
Series A Preferred shares issued for cash at $5.00 per share	19,500	$2					97,498				97,500
Series B Preferred shares issued for cash at $5.00 per share			10,000	$1			49,999				50,000
Stock options granted to officers							200,004				200,004
Equity issuance costs							(17,707)				(17,707)
Net loss for the year ended November 30, 2014	-	-	-	-	-	-		-	-	(1,104,793)	(1,104,793)

Balance, November 30, 2014	19,500	$2	10,000	$1	24,140,600	$2,414	$2,971,871	$-	$-	$(2,751,640)	$222,648

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(Audited)
	Year ended November 30, 2014	Year ended November 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,104,793)	$(856,407)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	27,331	25,604
Stock-based compensation to officers	200,004	200,004
Forgiveness of debt	(5,000)	(21,018)
Imputed interest as to unrelated parties	11,792	38
Impairment of fixed assets	2,624	-
Changes in assets and liabilities
Decrease (Increase) in prepaid expenses	41,227	(29,640)
Decrease (Increase) in inventory	(14,914)	-
Decrease (Increase) in accounts receivable	(110)	-
(Decrease) Increase in accounts payable and accrued expenses	19,907	46,422
Increase in federal and state taxes payable	18,025	-
Increase in accrued interest due to related parties	6,900	885
Net cash used in operating activities	(797,007)	(634,112)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(5,522)	(24,041)
Cash flows used in investing activities	(5,522)	(24,041)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	548,293	918,547
Proceeds from issuance of preferred stock, net of issuance costs	147,500	-
Proceeds from related party debt	85,000	-
Payments on related party debt	-	(16,982)
Proceeds from notes payable	-	-
Payments on notes payable	-	(5,712)
Payments on notes payable - auto loan	(9,879)	(10,077)
Cash flows provided by financing activities	770,914	885,776

Net increase in cash and cash equivalents	(31,615)	227,623

Cash and cash equivalents, beginning of the year	358,299	130,676

Cash and cash equivalents, end of the period	$326,684	$358,299

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$476	$308
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2014 and 2013

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

Nature of Business
The Company was incorporated in Nevada on May 12, 2011.  The Company is based in Las Vegas, Nevada, and designs, develops, licenses, manufactures, and distributes its products. The Company plans to market the Zaaz™ Keyboard, to be used with Samsung’s Smart TV® as well as other smart devices, the Extreme Gamer™, and other new peripheral products for the video gaming industry, including the Psyko Krypton™ surround sound gaming headphones.

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

Inventory
Inventories are stated at cost, not to exceed fair market value. The cost of the Company’s inventory ($14,914 and $0 at November 30, 2014, and 2013, respectively) has been determined using the first-in first-out (FIFO) method. The reduction in current costs as compared to LIFO costs of inventory equals zero at November 30, 2014.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2014 and 2013

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

Impairment of Long-Lived Assets
The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. At November 30, 2014, the Company recorded an impairment of $2,624 as to one vehicle.  No impairments were recorded at November 30, 2013. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

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
Notes to Financial Statements
November 30, 2014 and 2013

Note A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.  From inception, the Company recognized $3,636 in revenue.

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

Concentrations of Risk
The Company’s bank accounts are deposited in insured institutions. The maximum insured by the FDIC per bank account is $250,000.  The Company’s funds were held in a single account.  At November 30, 2014, and 2013, the Company’s bank deposits did exceed the insured amounts, leaving the Company uninsured as to deposits of the Company’s funds in excess of such insured amount.

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

Liquidity and Going Concern
The Company has incurred an accumulated deficit of ($2,751,640) since inception and received $3,636 in revenues from the sales of products. The Company incurred significant initial research and product development costs, including expenditures associated with hardware engineering and the design and development of its hardware components and prototypes associated with the Zaaz™ keyboard, the Extreme Gamer, and the Psyko Krypton™ surround sound gaming headphones. The Company also incurred costs associated with its acquisition of property, plant and equipment for its 10,000 square foot office and warehouse.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2014 and 2013

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

Note B: PROPERTY AND EQUIPMENT

The Company owned property and equipment, recorded at cost, which consisted of the following at November 30, 2014 and 2013:

	November, 2014	November 30, 2013
Furniture and fixtures	$21,499	$21,045
Office & computer equipment	31,364	29,631
Vehicles	87,181	86,471
Subtotal	140,044	137,147
Less: Accumulated depreciation	(58,914)	(31,584)
Property and equipment, net	$81,130	$105,563

Depreciation expense was $27,331 and $25,604 for the fiscal years ended November 30, 2014 and 2013, respectively.

Note C: HARDWARE DEVELOPMENT COSTS

The Company incurred $112,973 and $128,108 for research and development costs during the fiscal years ended November 30, 2014 and 2013, respectively. As to the 2014 fiscal year, these costs relate to hardware engineering, design and development of the Krankz™ and Krankz Maxx™ Bluetooth Wireless Headset and the Psyko Krypton® surround sound gaming headphones for personal computers. As to the 2013 fiscal year these costs pertain to the Psyko Krypton® surround sound gaming headphones, Zaaz™ Keyboard and the Extreme Gamer™.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2014 and 2013

Note D:  PREPAID EXPENSES

The balance of prepaid expenses on the balance sheet of the Company is $2,919 and $44,146 during the fiscal years ended November 31, 2014 and 2013, respectively.  Prepaid expenses consist of royalty fees to be paid to Psyko Audio Labs as to the Psyko Audio Headphones.

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

Note F:  COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 24,140,600 and 23,433,100 shares issued and outstanding at November 30, 2014 and 2013, respectively.  During fiscal year ended November 30, 2014, the Company granted 48,750 stock warrants to Series A Preferred Stock investors in exchange for cash.   Details associated with stock warrants are described in Note G.

During the fiscal year ended November 30, 2014, the Company executed subscription agreements for 707,500 common shares to investors in exchange for cash. The Company received $566,000. Each person executed a stock subscription agreement and delivered funds in exchange for our equity at a price of $0.80 for each common share.

We incurred equity issuance costs of $17,707 and $19,193 during the fiscal years ended November 30, 2014 and 2013, respectively.  Rather than expense these costs, such items are charged against the Company’s equity.  These costs include mailing, copying, courier, and other miscellaneous costs

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2014 and 2013

Note F:  COMMON STOCK- CONTINUED

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

The following is a summary of the status of all of the Company’s stock options issued to the Company’s management as of November 30, 2014 and the changes from December 1, 2013 to November 30, 2014.

	# of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding November 30, 2013	4,000,000	$0.25	43.75 months
Granted	-	$ -	-
Exercised	-	$ -	-
Cancelled	-	$ -	-
Outstanding at November 30, 2014	4,000,000	$0.25	31.50 months
Exercisable at November 30, 2014	2,000,000	$0.25	31.50 months

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2014 and 2013

Note G:  STOCK OPTIONS AND WARRANTS (CONTINUED)

Stock Warrants Issued to Investors

The Company issued 48,750 common stock warrants to Series A Preferred Stock purchasers in February and March, 2014.

The following is a summary of the status of all of the Company’s stock warrants as of November 30, 2014 and the changes from December 1, 2013 to November 30, 2014.

	# of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at November 30, 2013	2,500,000	$1.00	4 months
Granted	48,750	$1.00	16 months
Exercised	707,500	$ .80	-
Cancelled	-	$ -	-
Outstanding at November 30, 2014	1,841,250	$1.00	4 months
Exercisable at November 30, 2014	1,841,250	$1.00	4 months

Note H:  PREFERRED STOCK

Issuances of Series A Convertible Preferred Stock

On December 24, 2012, the Company filed an amendment to its Articles of Incorporation to add to the authorized capital of the Company 1,000,000 Series A Preferred Stock at par value $0.0001. The Company also filed a Certificate of Designation and an Amended Certificate of Designation to designate the rights, preferences, privileges, and restrictions associated with Series A Convertible Preferred Shares.  The holders of shares of Series A Convertible Preferred Stock shall vote as a separate class on all matters adversely affecting the Series A Stock.  The authorization or issuance of additional Common Stock, Series A Convertible Preferred Stock or other securities having liquidation, dividend, voting or other rights junior to or on a parity with, the Series A Convertible Preferred Stock shall not be deemed to adversely affect the Series A Convertible Preferred Stock. In each case the holders shall be entitled to one vote per share.  The Certificate of Designation allows the Company to call the stock warrants at a fixed price of $5.50 per Series A Preferred Share during the entire period in which such warrants remain outstanding. Series A stock bears interest at 15% per annum, paid annually, with principal paid at maturity thirty-six months after the date of issuance of the stock. See table below in this note. Principal repayment may not apply if the stockholder exercises the right to convert all preferred stock to common stock during the conversion period.

Prior to the current fiscal year, there were no prior issuances of Series A Preferred Shares. During the period from February 21st to March 3rd, 2014, the Company received $97,500 in deposits from eight accredited investors, all pre-existing investors in the common stock of the Company, who wished to subscribe to 19,500 Convertible Preferred Shares and 48,750 common stock warrants. Each person executed a stock subscription agreement and delivered funds in exchange for the delivery of Series A Convertible Preferred Shares at a price of $5.00 per share. For each Convertible Preferred Share purchased by an investor, for no additional consideration, each investor was granted two and one-half common stock warrants, which may be exercised within 24 months from the date of the subscription. The purchasers were all accredited investors and acquired such securities pursuant to an exemption from registration under the Securities Act, and Regulation D, Section 506.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2014 and 2013

Note H:  PREFERRED STOCK (CONTINUED)

Issuances of Series B Convertible Preferred Stock

On January 14, 2014, the Board of Directors of Exeo Entertainment, Inc. (the “Company” adopted a resolution pursuant to the Company’s Certificate of Incorporation, as amended, providing for the designations, preferences and relative, participating, optional and other rights, and the qualifications, limitations and restrictions, of the Series B Convertible  Preferred Stock.

On January 18, 2014, the Company filed a Certificate of Designations for a Series B Convertible Preferred Stock. The authorized number of Series B Convertible Preferred Stock is 1,000,000 shares, par value 0.0001. The holders of shares of Series B Convertible Preferred Stock shall vote as a separate class on all matters adversely affecting the Series B Stock.  The authorization or issuance of additional Common Stock, Series B Convertible Preferred Stock or other securities having liquidation, dividend, voting or other rights junior to or on a parity with, the Series B Convertible Preferred Stock shall not be deemed to adversely affect the Series B Convertible Preferred Stock. In each case the holders shall be entitled to one vote per share.  During the conversion period, each Series B Preferred share may be converted to common stock at a fixed conversion price of $1.25 per share or the Variable Conversion Price set forth in the Company’s Certificate of Designation. Series B stock bears interest at 12% per annum, paid annually, with principal paid at maturity twenty-four (24) months after the date of issuance of the stock. See table below in this note. Principal repayment may not apply if the stockholder exercises the right to convert all preferred stock to common stock during the conversion period.

Prior to the current fiscal year, there were no prior issuances of Series B Preferred Shares. In September and October, two accredited investors subscribed to 5,000 shares, in total, of Series B Preferred Stock in exchange for cash consideration of $25,000, in total, at $5.00 for each share.  In November, 2014, one accredited investor subscribed to 5,000 shares of Series B Preferred Stock in exchange for cash consideration of $25,000 at $5.00 per share.  The company recorded in the equity section proceeds of $50,000 (10,000 subscribed shares). The Company relies upon an exemption from registration under the Securities Act of 1933 pursuant to Regulation D, Section 506. The Company agreed to pay interest on such funds at 12% per annum. During the period December 1, 2014 through the date of this report. Four accredited investors subscribed to 15,000 Series B stock which appears in Note L. The Company received proceeds of $75,000 from the sale of such securities. Each person executed a stock subscription agreement and delivered funds in exchange for the delivery of Series B Convertible Preferred Shares at a price of $5.00 per share. Stock warrants were not sold or included in the offering to such investors.

Illustration of Accrued Interest (due annually) and Principal and Remaining Interest
Due at the Maturity Date of Convertible Preferred Stock Sold

Class of	Interest	Subscription	Maturity	Amount	Interest Accrued	Principal and
PF Stock	Rate	Date	Date	Invested	to Maturity Date	Interest
A	15%	2/21/2014	2/20/2017	$12,500	$5,620	$18,120
A	15%	2/21/2014	2/20/2017	12,500	5,620	18,120
A	15%	2/21/2014	2/20/2017	10,000	4,496	14,496
A	15%	2/21/2014	2/20/2017	10,000	4,496	14,496
A	15%	3/1/2014	2/28/2017	12,500	5,625	18,125
A	15%	3/1/2014	2/28/2017	10,000	4,496	14,496
A	15%	3/1/2014	2/28/2017	15,000	6,750	21,750
A	15%	3/1/2014	2/28/2017	15,000	6,750	21,750
B	12%	9/9/2014	9/8/2016	12,500	3,252	15,752
B	12%	10/21/2014	10/20/2016	25,000	6,506	31,506
Totals				$135,000	$53,611	$188,611

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2014 and 2013

Note I:  RELATED PARTY TRANSACTIONS

Transactions with Digital Extreme Technologies, Inc.

DXT is considered to be a related party to the Company as the two officer/directors of the Company are also officer/directors of DXT. Further, there is common ownership between DXT and the Company. The majority owners of both DXT and the Company are the same two officers/directors. The Company records all related party transactions between the two companies on an arms-length basis while applying a determination of fair market value of goods or services provided from one entity to the other.

On May 25, 2011, the Company was granted by DXT an exclusive, perpetual, non-transferable right and license throughout the world to develop, manufacture, distribute, market, advertise and sublicense the DXT Products. The Company agreed to pay a royalty equal to 5% of any and all gross revenue generated from the commercial exploitation of the DXT Products. The royalty is to be paid on a monthly basis commencing 30 days after the initial sale of any DXT Product. DXT waived any initial licensing fee in consideration of the Company’s agreement to complete product development on the Extreme Gamer and Black Widow (now known as Zaaz) Keyboard. There is no licensing fee paid to DXT during the years ended November 30, 2014 and 2013.

Notes Payable to Officer

An officer received promissory notes from the Company in exchange for loans from the officer for $85,000.  The terms of the notes provide that the Company shall repay the principal of each note in full within nine months of the date of each note.   In addition, the Company is obligated to pay interest at a flat rate of 6.00% upon maturity of each note.  At the sole discretion of the officer, the notes may be extended for an additional nine month term.  The Officer agreed to extend the notes for an additional nine month period.  The maturity dates prior to the extension are reflected below. See also Note L - Subsequent Events for an updated disclosure of new maturity dates for each note.

Date of Each Note	Amount of Each Note	Maturity Date of Each Note
December 18, 2013	$ 10,000	December 15, 2014
December 30, 2013	$ 25,000	December 29, 2014
January 24, 2014	$ 50,000	January 23, 2015

Compensation of Officers

The Company entered into officer compensation agreements with two officer/directors whereby each receives $60,000 per annum as cash compensation.  The Company pays each officer $5,000 per month.  At year end, it was determined that one officer also received a compensatory expense reimbursement of $325 which was recorded at the date of receipt in late November, 2014 as compensation to the officer.

The amount paid to the two officers in total was $115,325 and $121,107 during the fiscal years ended November 30, 2014 and 2013. As to the fiscal year ended November 30, 2014, compensation to the two officers includes $2,500 for each officer as accrued compensation expense, for a total of $5,000.  In addition, each officer/director received additional compensation in the form of non-cash incentive stock options granted on July 15, 2012.  Each person received 2,000,000 stock options.  For further discussion of the terms of the grant of stock options, see Note G.

Note J: COMMITMENTS AND CONTINGENCIES

License Agreement

On June 10, 2013 Exeo Entertainment, Inc. entered into a license agreement with Psyko Audio Labs, Canada whereby Exeo Entertainment. Inc. will manufacture and market the Psyko Krypton and Carbon line of gaming headphones. The company will owe a 5% royalty on all headphone sales to Psyko Audio Labs.  Payments are due quarterly on January 15, April 15, July 15, and October 15. In fiscal year 2013, the Company incurred a minimum royalty expense of $12,030.  In fiscal year 2014, the Company incurred a minimum royalty expense of $159,025.  As of January 1, 2015, we are obligated to pay minimum monthly royalties of $88,971 (CAN $100,000) per quarter for the remaining term of the contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2014 and 2013

Note J: COMMITMENTS AND CONTINGENCIES (CONTINUED)

Operating Lease Obligation

On October 25, 2012, the Company signed a lease for its current office and warehouse.  The Company became a co-tenant along with DXT.  The Company executed a one year extension effective October 1, 2014. The original lease contains an option for a three year renewal; which shall expire on September 30, 2016. The typical monthly rent expense is $7,006, which includes base rent of $5,496 and common area maintenance of $1,510. The Company is not obligated to pay a security deposit to the management company.  A deposit to secure the current lease was made by DXT in 2009.  DXT will receive the security deposit at the end of the lease.

As of November 30, 2014, the monthly minimum rental payment is $7,006. Rent expense was $84,072 and $84,072 for the fiscal years ended November 30, 2014 and 2013, respectively.

As of November 30, 2014, minimum rent to be paid under this lease agreement is summarized as follows:

Minimum rent payments
Year ended November 30, 2014	$70,060
Total Lease Obligation	$70,060

Note Payable for Vehicle Financing Obligations

On September 27, 2012, the Company acquired a pre-owned company vehicle on credit. The original cost basis was $49,824.  The Company paid $10,000 as a down payment.  The amount financed by the seller is $39,824, and the Company makes monthly payments of $863.  The Company is obligated to pay a total of $41,420 over the course of the loan. This note bears interest at the annual percentage rate of 1.9%, and the term is 48 months.  The total finance charge associated with this note is $1,596. At November 30, 2014, the cost basis is $46,200 as the Company recorded an impairment loss associated with this asset in the amount of $2,624.

Minimum financing payment to be paid under this finance agreement is summarized as follows:

Years ending November 30,	Total Payments	Principal	Interest
2015	$10,355	$10,073	$282
2016	9,492	9,401	91
Total Financing Obligation	$19,847	$19,474	$373

Obligation to Purchase Additional Inventory of the Psyko Headphones

In early September, 2014 the Company issued a purchase order for the acquisition of $200,000 in inventory for the Psyko® Krypton™ 5.1 surround-sound gaming headphones with amplifiers made for use with personal computers. Sometime thereafter, the Company and the manufacturer agreed to divide the single purchase order in to several separate purchase orders of $40,000 each.  On December 5, 2014, the Company paid the first installment of $40,000.  The headphone units were shipped to the Company and were received and accepted on December 30, 2014.  On January 9, 2015, the Company paid $80,000 for two additional installments under this agreement. It is possible, but not probable, that the Company remains liable for the $80,000 balance as to this September, 2014 purchase order, even if the Company does not order additional inventory.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2014 and 2013

Note K:  INCOME TAXES – DEFERRED TAX ASSET

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

As of the most recent balance sheet date presented, the Company’s available unused operating loss carry-forwards are estimated to approximate $2,130,985.

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

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset would be recorded. The total deferred tax asset is $285,063 which is calculated by multiplying a 34% estimated tax rate by the cumulative net operating loss (NOL).

Net deferred tax assets consist of the following components as of November 30, 2014 and 2013:

	2014	2013
Net loss for the year	$1,104,793	$856,407
Adjustments:
Accrued expenses, Accounts payable and Credit card liability	(69,287)	(47,480)
Prepaid expenses & Inventory	2,919	44,146

Stock-based compensation	(200,004)	(200,004)
Tax loss for the year	838,421	653,069
Estimated effective tax rate	34%	34%
Deferred tax asset	$285,063	$222,043

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2014 and 2013

Note K:  INCOME TAXES - DEFERRED TAX ASSET (CONTINUED)

The total valuation allowance is $285,063 and $222,043 as of November 30, 2014 and 2013. Details are as follows:

	2014	2013
Deferred tax asset	$285,063	$222,043
Valuation allowance	(285,063)	(222,043)
Current taxes payable	—	—
Provision for income tax	$—	$—

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2011	$77,481	2031
2012	$562,014	2032
2013	$653,069	2033
2014	$838,421	2034
Cumulative NOL	$2,130,985	2034

Net operating loss carry forwards of $2,130,985 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur in the future, net operating loss carry forwards may be limited as to use in future years.

Note L: SUBSEQUENT EVENTS

Notes Payable to Officer

As described in Note I – Related Party Transactions, an officer received promissory notes from the Company in exchange for cash loans from the officer for $85,000.  At the sole discretion of the officer, the notes may be extended for an additional nine month term.  The Officer agreed to extend the notes for an additional nine month period.  The extended maturity dates are reflected below.

Date of Each Note	Amount of Each Note	Maturity Date of Each Note
December 18, 2013	$ 10,000	September 19, 2015
December 30, 2013	$ 25,000	September 29, 2015
January 24, 2014	$ 50,000	October 23, 2015

Inventory Additions

In December, 2014, the Company paid $40,000 for inventory, and $2,426 for U.S. Customs duties and taxes. The inventory was received and accepted by the Company on December 30, 2014.  This consists of Psyko Krypton™ surround-sound gaming headphones with amplifiers for the Personal Computer.

In January, 2015, the Company paid $80,000 for inventory, and $4,628 for U.S. Customs duties and taxes.  The inventory was received and accepted by the Company on January 28, 2015.  This also consists of Psyko Krypton™ surround-sound gaming headphones with amplifiers for the Personal Computer.

Sales of Series B Preferred Shares

During the period December 1, 2014 through the date of this report four accredited investors subscribed to 15,000 shares of Series B stock. Each person executed a stock subscription agreement and delivered funds in exchange for the delivery of Series B Convertible Preferred Shares at a price of $5.00 per share. Stock warrants were not sold or included in the offering to such investors.  The remaining terms are identical to that presented in Note H.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES - continued

Item 15(b) Exhibits

INDEX TO EXHIBITS

Exhibit	Description

3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Bylaws (1)
3.4	Certificate of Designation (for Series A Preferred Stock) (1)
3.5	Certificate of Designation for Series B Convertible Preferred Stock (2)
10.1	Employment Agreement (Jeffrey Weiland, President) (1)
10.2	Employment Agreement (Robert S. Amaral, CEO) (1)
10.3	Consulting Agreement (Hildebrandt Consulting) (1)
10.4	Exclusive License Agreement (Psyko Audio Labs) (1)
10.5	Exclusive License Agreement (Digital Extreme Technologies, Inc.) (1)
10.6	Project Management Agreement (Elite Product Management) (1)
10.7	2012 Employees/Consultants Stock Compensation Plan Agreement (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press release issued on September 12, 2014 (3)

(1)	Not filed herewith, but this exhibit is incorporated by reference. Previously filed as an exhibit to Exeo Entertainment, Inc.’s Form S-1 filed with the Commission on August 16, 2013, as amended.

(2)	Not filed herewith, but this exhibit is incorporated by reference. Previously filed as an exhibit to Exeo Entertainment, Inc.’s Form 10-K filed with the Commission on March 13, 2014.

(3)	Not filed herewith, but this exhibit is incorporated by reference. Previously filed as an exhibit 99.1 to Exeo Entertainment, Inc.’s Form 10-Q filed with the Commission on October 6, 2014.

Item 15(c) Reports on Form 8-K

On January 23, 2014, the Company filed with the Commission an announcement of the filing with the Nevada Secretary of State of a material modification to rights of securities holders as it pertains to a Certificate of Designation providing for the designations, preferences, rights and restrictions of the Series B Convertible Preferred Stock.

On April 1, 2014, the Company filed with the Commission an announcement of the filing with the Nevada Secretary of State of a material modification to rights of securities holders as it pertains to an Amended Certificate of Designation providing for the designations, preferences, rights and restrictions of the Series A Convertible Preferred Stock.

Press Releases

The Company issued a press release on PR Newswire dated September 12, 2014 in which the Company announced their placement of a manufacturing order for 5,000 units of the Psyko® Krypton™ 5.1 surround sound gaming headphones for the personal computer.  These products were received, inspected and accepted by the Company on December 30, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXEO ENTERTAINMENT, INC. (Registrant)

Signature	Title	Date
Jeffrey A. Weiland
/s/ Jeffery A. Weiland	President and Director	February 20, 2015

Robert S. Amaral
/s/ Robert S. Amaral	Chief Executive Officer,	February 20, 2015
Treasurer and Director
(Principal Executive and Financial Officer)