Form 10-Q
period 2015-02-28
Exeo Entertainment, Inc.
filed 2015-04-09
CIK 1528760

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

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
As of the date of filing of this report, there were outstanding 24,462,788 shares of the issuer’s common stock, par value $0.0001 per share. There were also outstanding 19,500 Series A, and 42,200 Series B Preferred Shares of the issuers preferred stock, par value $0.0001 per share.

PART I – FINANCIAL INFORMATION

Item 1.                         Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended February 28, 2015 are not necessarily indicative of the results that can be expected for the year ending November 30, 2015.

EXEO ENTERTAINMENT, INC.

TABLE OF CONTENTS

FEBRUARY 28, 2015

(UNAUDITED)

Balance Sheets as of February 28, 2015 and November 30, 2014	F - 1

Statements of Operations for the three months ended February 28, 2015 and 2014	F - 2

Statements of Cash Flows for the three months ended February 28, 2015 and 2014	F - 3

Notes to Financial Statements	F - 4 – F – 13

EXEO ENTERTAINMENT, INC.
BALANCE SHEETS
(unaudited)	February 28,	November 30,
	2015	2014

ASSETS

Current Assets
Cash and cash equivalents	$154,217	$326,684
Inventory	144,744	14,914
Prepaid expenses	7,868	2,919
Accounts Receivable	110	110
Total current assets	306,939	344,627

Property and equipment, net	74,458	81,130

TOTAL ASSETS	$381,397	$425,757

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
Accounts payable and accrued expenses	$25,338	69,287
Accrued interest payable to non-affiliates	18,233	11,792
Federal and states taxes payable	35,530	18,025
Due to related parties	85,000	85,000
Notes payable	9,698	9,698
Total current liabilities	173,799	193,802

Long-term liabilities
Notes payable	7,641	9,307
Total long-term liabilities	7,641	9,307

Total Liabilities	181,440	203,109

Stockholders' Equity
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares
authorized, 19,500 and 19,500 shares issued, respectively	2	2
Convertible Preferred Stock Series B - 15%, $0.0001 par value, 1,000,000 shares
authorized, 32,500 and 10,000 shares issued, respectively	3	1
Common stock - $0.0001 par value, 100,000,000 shares authorized; 24,140,600
and 23,433,100 shares issued and outstanding, respectively	2,414	2,414
Additional paid-in capital	3,116,808	2,971,871
Accumulated deficit	(2,919,270)	(2,751,640)
Total stockholders' equity	199,957	222,649

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$381,397	$425,757

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three month period ending February 28, 2015	Three month period ending February 28, 2014
REVENUES	$5,792	$-
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	$(2,850)	-
GROSS PROFIT	$2,942	$-

OPERATING EXPENSES
Advertising	466	280
Automobile and truck	998	1,386
Bank service charges	153	290
Compensation - non-directors	37,863	5,952
Compensation - officers / directors	30,000	30,000
Stock-based compensation to officers and employee	50,001	50,001
Computer and internet	392	202
Consulting fees	-	30,000
Depreciation	6,672	6,810
Filing fees	1,546	1,388
Insurance Premiums	1,231
Investor Relations and News	-	410,000
Legal and professional	14,584	30,085
Meals and entertainment	84	-
Office rent	21,018	21,018
Office expense	1,464	1,707
Promotions / trade show exhibit	-	-
Promotions / other	616	1,556
Research and product development	238	19,268
Royalties	2,919	24,063
Taxes - Federal and State	17,284	-
Travel	77	705
Utilities	6,769	4,252
TOTAL OPERATING EXPENSES	194,375	638,963

LOSS FROM OPERATIONS	(191,433)	(638,963)

OTHER INCOME
Forgiveness of debt	33,149	-
TOTAL OTHER INCOME	33,149	-

OTHER EXPENSE
Interest expense	(6,721)	(137)
TOTAL OTHER EXPENSE	(6,721)	(137)

NET LOSS	$(165,005)	$(639,100)

NET LOSS PER SHARE: BASIC	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	23,433,100	23,433,100

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
	Three month period ending February 28, 2015	Three month period ending February 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(165,005)	$(639,100)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,672	6,810
Stock-based compensation to officers	50,001	450,001
Imputed interest as to unrelated parties	6,441	-
Changes in assets and liabilities
Decrease (Increase) in pre-paid expenses	(4,950)	(6,219)
Decrease (Increase) in inventory	(129,829)	-
(Decrease) Increase in accounts payable and accrued expenses	(46,574)	386
Increase in federal and state taxes payable	17,505
Net Cash Used in Operating Activities	(265,739)	(188,122)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	0	(1,430)
Cash Flows Used in Investing Activities	0	(1,430)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	-	65,685
Proceeds from issuance of preferred stock, net of issuance costs	94,938
Proceeds from related party debt	-	85,000
Payments on notes payable - auto loan (principal)	(1,665)	(2,452)
Cash Flows Provided by Financing Activities	93,273	148,233

Net increase in cash and cash equivalents	(172,466)	(41,319)

Cash and cash equivalents, beginning of the period	326,684	358,299

Cash and cash equivalents, end of the period	$154,217	$316,980

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 28, 2015

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

Inventory
Inventories are stated at cost, not to exceed fair market value. The cost of the Company’s inventory ($144,743 and $14,914 at February 28, 2015 and November 30, 2014, respectively) has been determined using the first-in first-out (FIFO) method. The reduction in current costs as compared to LIFO costs of inventory equals zero at February 28, 2015 and November 30, 2014, respectively.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 28, 2015

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

Impairment of Long-Lived Assets
The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. No impairments were recorded at February 28, 2015. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

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
February 28, 2015

Note A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.  For the three months ended February 28, 2015, the Company recognized $5,792 in revenue.  For the period from inception to February 28, 2015, the Company recognized $9,428 in revenue.

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

Concentrations of Risk
The Company’s bank accounts are deposited in insured institutions. The maximum insured by the FDIC per bank account is $250,000.  The Company’s funds were held in a single account.  At February 28, 2015, the Company’s bank balance did not exceed the insured amounts.

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

Liquidity and Going Concern
The Company has incurred an accumulated deficit of ($2,919,270) since inception. The Company incurred significant initial research and product development costs, including expenditures associated with hardware engineering and the design and development of its hardware components and prototypes associated with the Zaaz™ keyboard, the Extreme Gamer, and the Psyko Krypton™ surround sound gaming headphones. The Company also incurred costs associated with its acquisition of property, plant and equipment for its 10,000 square foot office and warehouse.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 28, 2015

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

Note B: PROPERTY AND EQUIPMENT

The Company owned property and equipment, recorded at cost, which consisted of the following at February 28, 2015 and November 30, 2014:

	February 28, 2015	November 30, 2014
Furniture and fixtures	$21,499	$21,499
Office & computer equipment	31,364	31,364
Vehicles	87,181	87,181
Subtotal	140,044	140,044
Less: Accumulated depreciation	(65,586)	(58,914)
Property and equipment, net	$74,458	$81,130

Depreciation expense was $6,672 and $6,810 for the three months ended February 28, 2015 and 2014.

Note C: HARDWARE DEVELOPMENT COSTS

The Company incurred $2,919 and $24,063 for research and development costs for the three months ended February 28, 2015 and 2014, respectively. As to the three months ended February 28, 2014, these costs relate to hardware engineering, design and development of the Krankz™ and Krankz Maxx™ Bluetooth Wireless Headset and the Psyko Krypton® surround sound gaming headphones for personal computers.  During the three months ended February 28, 2015, the Company reduced its research and development costs as it had already received its inventory of various products.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 28, 2015

Note D:  PREPAID EXPENSES

At February 28, 2014, the balance of prepaid expenses on the balance sheet of the Company is $7,868, which primarily relates to pre-paid office rents of $7,006 due March 1, 2015.  At November 30, 2014, the balance of prepaid expenses on the balance sheet of the Company is $2,919.  Prepaid expenses at November 30, 2014 consist of royalty incurred in the first quarter of 2015 as to Psyko Audio Labs as to the Psyko Audio Headphones.

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

Note F:  COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 24,140,600 and 23,433,100 shares issued and outstanding at February 28, 2015 and November 30, 2014, respectively.  During the three months ended February 28, 2015 the Company offered and sold no shares of common stock.

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
Notes to Financial Statements
February 28, 2015

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

The following is a summary of the status of all of the Company’s stock options issued to the Company’s management as of November 30, 2014 and the changes from December 1, 2014 to February 28, 2015.

	# of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding November 30, 2014	4,000,000	$0.25	40.75 months
Granted	-	$ -	-
Exercised	-	$ -	-
Cancelled	-	$ -	-
Outstanding at February 28, 2015	4,000,000	$0.25	28.50 months
Exercisable at February 28, 2015	1,138,600	$0.25	28.50 months

Stock Warrants Issued to Investors

Prior to March 3, 2014, the Company issued 48,750 common stock warrants to Series A Preferred Stock purchasers in February and March, 2014.

The following is a summary of the status of all of the Company’s stock warrants as of February 28, 2015, and the changes from December 1, 2014 to February 28, 2015.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 28, 2015

Note G:  STOCK OPTIONS AND WARRANTS (CONTINUED)

	# of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at November 30, 2014	1,841,250	$1.00	1 month
Granted	0	$1.00
Exercised	0	$ .80	-
Cancelled	-	$ -	-
Outstanding at February 28, 2015	1,841,250	$1.00	1 month
Exercisable at February 28, 2015	1,841,250	$1.00	1 month

Note H:  PREFERRED STOCK

Issuances of Series A Convertible Preferred Stock

Since March 3, 2014, the Company has not offered or sold any Series A Convertible Preferred Stock and has no intent to do so during fiscal year ended November 30, 2015.

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

During the three month period ended February 28, 2015, six accredited investors subscribed to 12,500 shares, in total, of Series B Preferred Stock in exchange for cash consideration of $62,500, in total, at $5.00 for each share.  The Company relies upon an exemption from registration under the Securities Act of 1933 pursuant to Regulation D, Section 506. The Company agreed to pay interest on such funds at 12% per annum. Each person executed a stock subscription agreement and delivered funds in exchange for the delivery of Series B Convertible Preferred Shares at a price of $5.00 per share. Stock warrants were not sold or included in the offering to such investors.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 28, 2015

Note H:  PREFERRED STOCK (CONTINUED)

We incurred equity issuance costs of $5,062 and $4,315 during the three months ended February 28, 2015, and 2014, respectively.  Rather than expense these costs, such items are charged against the Company’s equity.  These costs include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

Illustration of Accrued Interest (due annually) and Principal and Remaining Interest
Due at the Maturity Date of Convertible Preferred Stock Sold

Class of	Interest	Subscription	Maturity	Amount	Interest Accrued	Principal and
PF Stock	Rate	Date	Date	Invested	to Maturity Date	Interest
A	15%	2/21/2014	2/20/2017	$12,500	$5,620	$18,120
A	15%	2/21/2014	2/20/2017	12,500	5,620	18,120
A	15%	2/21/2014	2/20/2017	10,000	4,496	14,496
A	15%	2/21/2014	2/20/2017	10,000	4,496	14,496
A	15%	3/1/2014	2/28/2017	12,500	5,625	18,125
A	15%	3/1/2014	2/28/2017	10,000	4,496	14,496
A	15%	3/1/2014	2/28/2017	15,000	6,750	21,750
A	15%	3/1/2014	2/28/2017	15,000	6,750	21,750
B	12%	9/9/2014	9/8/2016	12,500	3,252	15,752
B	12%	10/21/2014	10/20/2016	25,000	6,506	31,506
B	12%	11/26/2014	11/25/2016	12,500	3,252	15,752
B	12%	12/05/2015	12/04/2017	25,000	6,506	31,506
B	12%	01/12/2015	01/11/2017	12,500	3,337	15,837
B	12%	01/12/2015	01/11/2015	12,500	3,337	15,837
B	12%	01/20/2015	01/19/2017	12,500	3,456	15,956
B	12%	02/10/2015	02/09/2017	12,500	3,339	15,839
B	12%	02/27/2015	02/26/2017	25,000	6,670	31,670
Totals				$247,500	$83,508	$331,008

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 28, 2015

Note I:  RELATED PARTY TRANSACTIONS

Notes Payable to Officer

An officer received promissory notes from the Company in exchange for loans from the officer for $85,000.  The terms of the notes provide that the Company shall repay the principal of each note in full within nine months of the date of each note.   In addition, the Company is obligated to pay interest at a flat rate of 6.00% upon maturity of each note.  At the sole discretion of the officer, the notes may be extended for an additional nine month term.  The Officer agreed to extend the notes for an additional nine month period.  The maturity dates prior to the extension are reflected below. See also Note K - Subsequent Events for an updated disclosure of new maturity dates for each note.

Date of Each Note	Amount of Each Note	Maturity Date of Each Note
December 18, 2013	$ 10,000	December 15, 2015
December 30, 2013	$ 25,000	December 29, 2015
January 24, 2014	$ 50,000	January 23, 2016

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

The amount paid to the two officers in total was $30,000 and $30,000 during the three months ended February 28, 2015 and 2014, respectfully. In addition, each officer/director received additional compensation in the form of non-cash incentive stock options granted on July 15, 2012.  Each person received 2,000,000 stock options.  For further discussion of the terms of the grant of stock options, see Note G.

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

As of February 28, 2015, the monthly minimum rental payment is $7,006. Rent expense was $21,018 and $21,018 for the three months ended February 28, 2015 and 2014, respectively.

As of February 28, 2015, minimum rent to be paid under this lease agreement is summarized as follows:

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 28, 2015

Note J: COMMITMENTS AND CONTINGENCIES (CONTINUED)

Minimum rent payments
Year ended November 30, 2015	$49,042
Total Lease Obligation	$49,042

Note Payable for Vehicle Financing Obligations

On September 27, 2012, the Company acquired a pre-owned company vehicle on credit. The original cost basis was $49,824.  The Company paid $10,000 as a down payment.  The amount financed by the seller is $39,824, and the Company makes monthly payments of $863.  The Company is obligated to pay a total of $41,420 over the course of the loan. This note bears interest at the annual percentage rate of 1.9%, and the term is 48 months.  The total finance charge associated with this note is $1,596. At February 28, 2015, the cost basis is $46,200 as the Company recorded an impairment loss associated with this asset in the amount of $2,624.

Minimum financing payment to be paid under this finance agreement is summarized as follows:

Years ending November 30,	Total Payments	Principal	Interest
2015	$10,355	$10,073	$282
2016	2,499	2,438	61
Total Financing Obligation	$12,854	$12,511	$343

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

Note K: SUBSEQUENT EVENTS

For the period from March 1, 2015, to the date of this report, four accredited investors subscribed to 12,200 shares of Series B Preferred Stock in exchange for cash consideration of $61,000, at $5.00 for each share. The Company relies upon an exemption from registration under the Securities Act of 1933 pursuant to Regulation D, Section 506. The Company agreed to pay interest on such funds at 12% per annum. The investor executed a stock subscription agreement and delivered funds in exchange for the delivery of Series B Convertible Preferred Shares at a price of $5.00 per share. Stock warrants were not sold or included in the offering to such investors.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 28, 2015

Note K: SUBSEQUENT EVENTS (CONTINUED)

Also during the month of March, 2015, one accredited investor, previously known by the officers of the Company, as well as having been a prior investor in the common stock of the Company, subscribed to 322,188 shares of common stock of the Company upon the exercise of his common stock warrants. The Company accepted this subscription at a discounted price of $0.31037 per share. Prior private party sales of the Company’s common stock occurred in August, 2014 and such sales by the Issuer were at $0.80 per share.  The discount in sales price represented by this transaction cannot be reasonably ascertained due to the lack of recent sales of issuer securities.  Reasons for such discount may include various factors such as the dollar amount of the single transaction, limitations upon the immediate marketability of the common stock of the company, restrictive legends applied to this stock certificate, and price volatility, if applicable, as reflected in the open market.  At the time of this subscription, the Common shares of the Company were quoted at $1.00 per share and were not actively trading on the OTC BB and OTC Markets- QB. For the reasons stated above, the price quotation in the open market should not be relied upon for purpose of the determination of the discount rate applied to this sales transaction.

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

Activities to date

We incorporated in the state of Nevada on May 12, 2011. From our inception to date we have generated $9,428 in revenues and continue to operate at a loss. Our activities have centered on the design and engineering of peripherals in the video gaming, music, and smart TV sector.

We accomplished the following:

1)	We completed the molds for the Psyko™ PC model and are working on the molds for the Psyko™ console unit.
2)
During the three months ending February 28, 2015, we received inventory of the Krankz™ Bluetooth Wireless Headsets,and the Psyko®5.1 Surround Sound Gaming Headsets (with built-in microphone) with external amplifier for Personal Computers. We also approved the working prototypes of the similar type of Psyko® Krypton headphones for use with gaming consoles (such as Xbox®).

3)	We are currently working on molds for the Zaaz™ keyboard.

Products and Services

Products under development include the Psyko™ 5.1 surround sound gaming headphones for consoles, Krankz™ MAXX Bluetooth™ wireless headphones, Zaaz™ Smart TV keyboards, the Extreme Gamer®; a multi-disc video game changer, and an android based portable gaming system. We are finalizing development on the Zaaz™ keyboard and will soon begin tooling for manufacturing. The Extreme Gamer™ and portable gaming system are still in development.  We expect to release several new products in fiscal years 2015 and 2016.

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

ITEM 2.                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Krankz™ Headphones

The driver design provides a deep bass sound with clear midrange audio for a full-range for use up to 30’ distance.  These headsets work with most mobile devices and have a retractable, foldable design with built-in microphone and noise cancelling feature. We expect to face competition from lifestyle headphone companies such as Beats by Dr. Dre and Skull candy. These entities are well established and have a loyal customer following. We expect to carve out a niche within the market by initially marketing to the X games demographic through endorsements and sponsorships in Extreme sports such as motocross, supercross, snowboarding, surfing, skating, and similar such sports..

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

Subsidiaries

We do not have any subsidiaries.

Comparison of Three Month Results –for the quarters ended February 28, 2015 and 2014, respectively

Revenues and Gross Profit
Revenues and Gross Profit for the three months ended February 28, 2015 and 2014 are $5,792 and zero, respectively. The Company has incurred significant costs in research and development activities. See discussion below for further information. At February 28, 2015, the Company had incurred an accumulated deficit of $2,915,380 since inception.

Costs and Expenses
Total cost and expenses were $194,375 and $638,963 for the three months ended February 28, 2015 and 2014, respectively. The decrease in costs in the current quarter as compared to the three months ended February 28, 2014 is $400,000 stock-based compensation paid to RedChip Companies, Inc. for investor relations services.  Such agreements were later cancelled in fiscal year ended 2014, and the Company no longer was obligated for $400,000 in stock-based compensation.

Research and Development Costs

The Company incurred $238 and $19,268 for research and development costs during the three months ended February 28, 2015 and 2014, respectively. As to the 2014 year, these costs relate to the Psyko Krypton™ surround sound gaming headphones, Zaaz

ITEM 2.                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Keyboard, Extreme Gamer, Krankz™ Bluetooth Wireless Headset, and multi-video game changer.  Several of our products are now in inventory and require no further research and production costs.

Liquidity and Capital Resources

Long-Term Debt / Note Payable and Other Commitments

Other than what is described in this Report here and in Item 5(a), the Company had no material commitments for capital expenditures at February 28, 2015. In fiscal year 2014, the Company incurred a minimum royalty expense to Psyko Audio Labs, Canada of $159,025.  During the three months ended February 28, 2015 we incurred $2,919 in royalty expense.  We do not expect to incur any additional minimum royalty expense during the remainder of fiscal year 2015 unless our sales exceeds our current expectations.

The Company has an office and warehouse rental lease obligation through September 30, 2016, which equals $49,492 for the balance of fiscal year 2015. The monthly minimum rental payment is $7,006. Rent expense was $21,018 and $21,018 for the three month periods ended February 28, 2015 and 2014, respectively.

Cash Flow Information

On February 28, 2015, the Company had working capital of approximately $133,140. On November 30, 2014, the Company had working capital of approximately $150,825. The decrease in working capital at February 28, 2015 as compared to November 30, 2014 was primarily due to the change in working capital used for research and development expenses. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

The Company had cash and cash equivalents of approximately $154,217 and $326,684 at February 28, 2015 and November 30, 2014, respectively. This represents a decrease in cash of $172,467.  The decrease in cash at February 28, 2015 primarily relates to the purchase of $130,000 in inventory and customs fees and brokerage charges which was purchased and received during the first three months ended February 28, 2015. In addition, during this quarter, the Company incurred $30,000 of legal and professional fees, including within this figures $12,500 for its annual auditing fees. We also paid 37,863 in employee (non-officer) cash-compensation, which includes $14,833 paid to the Company’s Financial and Accounting Controller.

Cash used in Operating Activities
The Company used approximately $265,739 of cash for operating activities in the three months ended February 28, 2015 as compared to using $188,122 of cash for operating activities in the three months ended February 28, 2014. This increase in cash used in operating activities, which is $77,617, is primarily attributed to the net loss generated in these periods.

Cash used for Investing Activities
Investing activities for the three months ended February 28, 2015 used $0 of cash as compared to using $1,430 of cash in the three months ended February 28, 2014. This decrease in use is attributable to a reduction in the acquisition of vehicles and equipment.

Cash Provided by Financing Activities
Financing activities in the three months ended February 28, 2015 provided $93,273 of cash as compared to providing $148,233 of cash in the three months ended February 28, 2014. The difference of $54,960 is attributable to the decrease in equity investments and notes payable from an officer of the Company. The Company did not incur any debt issuance costs in the first quarter, 2015 or the fiscal year 2014.

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

Going Concern Consideration

For the period from inception to February 28, 2015, the Company recorded revenue of $9,428. There is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

ITEM 4.                       CONTROLS AND PROCEDURES - continued

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of February 28, 2015. The Company has resourced outside consultants to assist in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

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

During the three month period ended February 28, 2015, six accredited investors subscribed to 12,500 shares, in total, of Series B Preferred Stock in exchange for cash consideration of $62,500, in total, at $5.00 for each share.  The Company relies upon an exemption from registration under the Securities Act of 1933 pursuant to Regulation D, Section 506. The Company agreed to pay interest on such funds at 12% per annum. Each person executed a stock subscription agreement and delivered funds in exchange for the delivery of Series B Convertible Preferred Shares at a price of $5.00 per share. Stock warrants were not sold or included in the offering to such investors.

The Company incurred equity issuance costs of $5,062 and $4,315 during the three month periods ended February 28, 2015 and 2014, respectively.  Rather than expense these costs, such items are charged against the Company’s equity.  These costs include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

ITEM 3.                       DEFAULTS UPON SENIOR SECURITIES

None.

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

Date of Each Note	Amount of Each Note	Maturity Date of Each Note
December 18, 2013	$ 10,000	December 15, 2015
December 30, 2013	$ 25,000	December 29, 2015
January 24, 2014	$ 50,000	January 23, 2016

Material Contracts

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

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

For the period from March 1, 2015, to the date of this report, four accredited investors subscribed to 12,200 shares of Series B Preferred Stock in exchange for cash consideration of $61,000, at $5.00 for each share.  The Company relies upon an exemption from registration under the Securities Act of 1933 pursuant to Regulation D, Section 506. The Company agreed to pay interest on such funds at 12% per annum. The investor executed a stock subscription agreement and delivered funds in exchange for the delivery of Series B Convertible Preferred Shares at a price of $5.00 per share. Stock warrants were not sold or included in the offering to such investors.

During the month of March, 2015, one accredited investor, previously known by the officers of the Company, as well as having been a prior investor in the common stock of the Company, subscribed to 322,188 shares of common stock of the Company upon the exercise of his common stock warrants. The Company accepted this subscription at a discounted price of $0.31037 per share. Prior private party sales of the Company’s common stock occurred in August, 2014 and such sales by the Issuer were at $0.80 per share.  The discount in sales price represented by this transaction cannot be reasonably ascertained due to the lack of recent sales of issuer securities.  Reasons for such discount may include various factors such as the dollar amount of the single transaction, limitations upon the immediate marketability of the common stock of the company, restrictive legends applied to this stock certificate, and price volatility, if applicable, as reflected in the open market.  At the time of this subscription, the Common shares of the Company were quoted at $1.00 per share and were not actively trading on the OTC BB and OTC Markets- QB. For the reasons stated above, the price quotation in the open market should not be relied upon for purpose of the determination of the discount rate applied to this sales transaction.

ITEM 6.                       EXHIBITS

None.

 INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 15(c) Reports on Form 8-K

On March 23, 2015 the Company filed with the Commission an announcement of a change in the Company’s certifying accountant. On March 20, 2015, the Board of Directors dismissed De Joya Griffith LLC as the independent registered public accounting firm for the Company, effective immediately. On March 20, 2015, upon approval by the Board of Directors, the Company engaged KLJ & Associates, LLP, Certified Public Accountants, the Company’s independent accountant to audit the Company’s financial statements, to perform reviews of the interim financial statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXEO ENTERTAINMENT, INC. (Registrant)

Signature	Title	Date
Jeffrey A. Weiland
/s/ Jeffrey A. Weiland	President and Director	April 9, 2015

Robert S. Amaral
/s/ Robert S. Amaral	Chief Executive Officer,	April 9, 2015
Treasurer and Director
(Principal Executive and Financial Officer)