Form 10-Q
period 2015-05-31
Exeo Entertainment, Inc.
filed 2015-07-15
CIK 1528760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

As of the date of filing of this report, there were outstanding 24,462,788 shares of the issuer’s common stock, par value $0.0001 per share. There were also outstanding 19,500 Series A, and 61,500 Series B Preferred Shares of the issuers preferred stock, par value $0.0001 per share.

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended May 31, 2015 are not necessarily indicative of the results that can be expected for the year ending November 30, 2015.

EXEO ENTERTAINMENT, INC.

TABLE OF CONTENTS

MAY 31, 2015

(UNAUDITED)

Balance Sheets as of May 31, 2015 and November 30, 2014 (unaudited)	F - 1

Statements of Operations for the three and six months ended May 31, 2015 and 2014 (unaudited)	F - 2

Statements of Cash Flows for the six months ended May 31, 2015 and 2014 (unaudited)	F - 3

Notes to Financial Statements (unaudited)	F - 4 – F – 13

EXEO ENTERTAINMENT, INC.
BALANCE SHEETS
(unaudited)	May 31,	November 30,
	2015	2014

ASSETS

Current Assets
Cash and cash equivalents	$357,013	$326,684
Inventory	146,495	14,914
Prepaid expenses	8,333	2,919
Accounts Receivable	360	110
Total current assets	512,201	344,627

Property and equipment, net	70,101	81,130

TOTAL ASSETS	$582,302	$425,757

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
Accounts payable and accrued expenses	$16,319	69,287
Accrued interest payable to non-affiliates	23,852	11,792
Federal and states taxes payable	35,530	18,025
Due to related parties	75,000	85,000
Notes payable	9,698	9,698
Total current liabilities	160,399	193,802

Long-term liabilities
Notes payable	3,461	9,307
Total long-term liabilities	3,461	9,307

Total Liabilities	163,860	203,109

Stockholders' Equity
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares
authorized, 19,500 and 19,500 shares issued, respectively	2	2
Convertible Preferred Stock Series B - 15%, $0.0001 par value, 1,000,000 shares
authorized, 62,200 and 10,000 shares issued, respectively	6	1
Common stock - $0.0001 par value, 100,000,000 shares authorized; 24,462,788
and 24,140,600 shares issued and outstanding, respectively	2,414	2,414
Additional paid-in capital	3,322,831	2,971,871
Stock Payable	203,500	-
Deficit accumulated	(3,110,311)	(2,751,640)
Total stockholders' equity	418,442	222,649

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$582,302	$425,757

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three month period ending May 31, 2015	Three month period ending May 31, 2014	Six month period ending May 31, 2015	Six month period ending May 31, 2014
REVENUES	$4,776	$-	$10,568	$-
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	(1,793)		(4,643)	-
GROSS PROFIT	2,983	-	5,925	-

OPERATING EXPENSES
Advertising	3,669	339	4,135	618
Automobile and truck	1,146	1,354	2,144	2,741
Bank service charges	177	413	330	703
Compensation - non-directors	61,457	10,158	99,320	16,110
Compensation - officers / directors	25,000	30,000	55,000	60,000
Stock-based compensation to officers and employee	50,001	50,001	100,002	100,002
Compensation - investment relations company - common stock	-	-	-	400,000
Computer and internet	466	190	858	392
Consulting fees	-	50,000	-	90,000
Depreciation	6,780	6,837	13,452	13,647
Filing fees	675	1,059	2,221	1,698
Insurance premiums	1,496	-	2,727	-
Legal and professional	5,156	16,614	19,740	46,699
Meals and entertainment	190	91	274	91
Office rent	21,018	21,018	42,036	42,036
Office expense	2,897	897	4,361	3,054
Promotions / other	1,309	10,714	1,925	12,270
Research and product development	3,475	37,559	3,713	56,827
Royalties	-	33,205	2,919	57,268
Taxes - federal and state	-	-	17,284	-
Travel	67	406	144	1,111
Utilities	2,310	3,725	9,079	7,977
TOTAL OPERATING EXPENSES	187,289	274,580	381,664	913,244

LOSS FROM OPERATIONS	(184,306)	(274,580)	(375,739)	(913,244)

OTHER INCOME
Forgiveness of debt	-	5,000	33,149	5,000
Other income	-	669	-	669
TOTAL OTHER INCOME	-	5,669	33,149	5,669

OTHER EXPENSE
Interest expense	(9,360)	(3,916)	(16,081)	(4,052)
TOTAL OTHER EXPENSE	(9,360)	(3,916)	(16,081)	(4,052)

NET LOSS	$(193,666)	$(272,827)	$(358,671)	$(911,627)

NET LOSS PER SHARE: BASIC	$(0.01)	$(0.01)	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC
	24,301,694	23,433,100	24,462,788	23,433,100

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
	Six month period ending May 31, 2015	Six month period ending May 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(358,671)	$(911,627)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	13,452	13,647
Stock-based compensation to officers	100,002	100,002
Stock-based compensation to investment relations company	-	400,000
Imputed interest as to unrelated parties	12,060	-
Forgiveness of debt	-	5,000
Changes in assets and liabilities
Decrease (Increase) in pre-paid expenses	(5,414)	(15,480)
Decrease (Increase) in accounts receivable	(250)
Decrease (Increase) in inventory	(131,581)	-
(Decrease) Increase in accounts payable and accrued expenses	(52,968)	(269)
Advances from Officer	-	640
Increase in federal and state taxes payable	17,505	-
Net Cash Used in Operating Activities	(405,865)	(418,087)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(2,422)	(5,068)
Cash Flows Used in Investing Activities	(2,422)	(5,068)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	100,000	-
Proceeds from issuance of preferred stock, net of issuance costs	354,463	-
Proceeds from stock-payable, net of issuance costs	-	476,419
Proceeds from related party debt	-	85,000
Payments to related party debt	(10,000)	-
Payments on notes payable - auto loan (principal)	(5,847)	(4,915)
Cash Flows Provided by Financing Activities	438,616	556,504

Net increase in cash and cash equivalents	30,329	133,349

Cash and cash equivalents, beginning of the period	326,684	358,299

Cash and cash equivalents, end of the period	$357,013	$491,648

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
May 31, 2015
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

Inventory
Inventories are stated at cost, not to exceed fair market value. The cost of the Company’s inventory ($146,495 and $14,914 at May 31, 2015 and November 30, 2014, respectively) has been determined using the first-in first-out (FIFO) method. The reduction in current costs as compared to LIFO costs of inventory equals zero at May 31, 2015 and November 30, 2014, respectively.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
May 31, 2015
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

Impairment of Long-Lived Assets
The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. No impairments were recorded at May 31, 2015. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

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
May 31, 2015
(unaudited)

Note A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.  For the three months ended May 31, 2015 and 2014, the Company recognized $4,776 and $0 in revenue, respectively.  For the six months ended May 31, 2015 and 2014, the Company recognized $10,568 and $0 in revenue, respectively. For the period from inception to May 31, 2015, the Company recognized $10,568 in revenue.

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

Concentrations of Risk
The Company’s bank accounts are deposited in insured institutions. The maximum insured by the FDIC per bank account is not an issue here since the Company’s bank accounts do not bear any interest and the FDIC limits far exceed balances on deposit. The Company’s funds were held in a single account.  At May 31, 2015, the Company’s bank balance did not exceed the insured amounts.

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

Liquidity and Going Concern
The Company has incurred an accumulated deficit of ($3,110,311) since inception. The Company incurred significant initial research and product development costs, including expenditures associated with hardware engineering and the design and development of its hardware components and prototypes associated with the Zaaz™ keyboard, the Extreme Gamer, and the Psyko Krypton™ surround sound gaming headphones. The Company also incurred costs associated with its acquisition of property, plant and equipment for its 10,000 square foot office and warehouse.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
May 31, 2015
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

Note B: PROPERTY AND EQUIPMENT

The Company owned property and equipment, recorded at cost, which consisted of the following at May 31, 2015 and November 30, 2014:

	May 31, 2015	November 30, 2014
Furniture and fixtures	$21,499	$21,499
Office & computer equipment	33,787	31,364
Vehicles	87,181	87,181
Subtotal	142,467	140,044
Less: Accumulated depreciation	(72,366)	(58,914)
Property and equipment, net	$70,101	$81,130

Depreciation expense was $6,780 and $6,837 for the three months ended May 31, 2015 and 2014.

Note C: HARDWARE DEVELOPMENT COSTS

The Company incurred $3,475 and $37,559 for research and development costs for the three months ended May 31, 2015 and 2014, respectively. As to the three months ended May 31, 2014, these costs relate to hardware engineering, design and development of the Krankz™ and Krankz Maxx™ Bluetooth Wireless Headset and the Psyko Krypton® surround sound gaming headphones for personal computers.  During the three months ended May 31, 2015, the Company reduced its research and development costs as it had already received its inventory of various products.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
May 31, 2015
(unaudited)

Note D:  PREPAID EXPENSES

At May 31, 2015, the balance of prepaid expenses on the balance sheet of the Company is $8,333, which primarily relates to a prepayment of an annual fee for investor relations. At May 31, 2014, the balance of prepaid expenses on the balance sheet of the Company is $7,868, which primarily relates to pre-paid office rent of $7,006 due March 1, 2015.  At November 30, 2014, the balance of prepaid expenses on the balance sheet of the Company is $2,919.  Prepaid expenses at November 30, 2014 consist of royalty incurred in the first quarter of 2015 as to Psyko Audio Labs as to the Psyko Audio Headphones.

Note E:  PATENT AND TRADEMARKS

In June 2013, the Company executed a license agreement with Psyko Audio Labs Canada to manufacture and distribute the Carbon and Krypton line of patented headphones. US Patent # 8,000,486 (for the Psyko Krypton™ surround sound gaming headphones). On April 2, 2015, Krank Amplifiers, LLC submitted to the U.S. Patent and Trademark Office a request for a design mark as to “Krank Amplifiers”) for registry on the Principal Register (serial number 86585697). This design mark includes the name Krank Amplifiers. The requested goods and services category is for IC 009, which is the same category in which our Company would request as to our common law trademark “Krankz™.” This amplifier company submitted its mark on the basis of 1B – not yet in commerce, while our Company has used the name Krankz™ in commerce for several years, well before Krank Amplifiers. As of the date of this report, no office action has been taken by the U.S. PTO.  We may no longer be able to use the common law trademark “Krankz™” if Krank Amplifiers is granted its trademark and we do not file an opposition to such mark or we do not prevail in the defense of our mark in the U.S. Trademark and Trial Appeal Board (TTAB).

Note F:  COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 24,462,788 and 23,433,100 shares issued and outstanding at May 31, 2015 and November 30, 2014, respectively.  During the month of March, 2015, one accredited investor, previously known by the officers of the Company, as well as having been a prior investor in the common stock of the Company, subscribed to 322,188 shares of common stock of the Company upon the exercise of his common stock warrants. The Company accepted this subscription at a discounted price of $0.31037 per share. Prior private party sales of the Company’s common stock occurred in August, 2014 and such sales by the Issuer were at $0.80 per share.  The discount in sales price represented by this transaction cannot be reasonably ascertained due to the lack of recent sales of issuer securities.  Reasons for such discount may include various factors such as the dollar amount of the single transaction, limitations upon the immediate marketability of the common stock of the company, restrictive legends applied to this stock certificate, and price volatility, if applicable, as reflected in the open market.  At the time of this subscription, the Common shares of the Company were quoted at $1.00 per share and were not actively trading on the OTC BB and OTC Markets- QB. For the reasons stated above, the price quotation in the open market should not be relied upon for purpose of the determination of the discount rate applied to this sales transaction.  As of the date of this filing, the shares have not been issued and are recorded to stock payable.

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
May 31, 2015
(unaudited)

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

The following is a summary of the status of all of the Company’s stock options issued to the Company’s management as of November 30, 2014 and the changes from December 1, 2014 to May 31, 2015.

	# of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding November 30, 2014	4,000,000	$0.25	40.75 months
Granted	-	$ -	-
Exercised	-	$ -	-
Cancelled	-	$ -	-
Outstanding at May 31, 2015	4,000,000	$0.25	28.50 months
Exercisable at May 31, 2015	1,138,600	$0.25	28.50 months

Stock Warrants Issued to Investors

Prior to March 3, 2014, the Company issued 48,750 common stock warrants to Series A Preferred Stock purchasers in February and March, 2014.

The following is a summary of the status of all of the Company’s stock warrants as of May 31, 2015, and the changes from December 1, 2014 to May 31, 2015.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
May 31, 2015
(unaudited)

Note G:  STOCK OPTIONS AND WARRANTS (CONTINUED)

	# of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at November 30, 2014	1,841,250	$1.00	1 month
Granted	0	$1.00
Exercised	0	$ .80	-
Cancelled	-	$ -	-
Outstanding at May 31, 2015	1,841,250	$1.00	1 month
Exercisable at May 31, 2015	1,841,250	$1.00	1 month

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

During the three month period ended May 31, 2015, nine accredited investors subscribed to 52,200 shares, in total, of Series B Preferred Stock in exchange for cash consideration of $261,000, in total, at $5.00 for each share.  As of May 31, 2015, the Company issued a total of 31,500 shares of Series B Convertible Preferred Stock for cash received of $157,500, of which $103,500 of the funds were received as of May 31, 2015 and recorded as stock payable.  The Company relies upon an exemption from registration under the Securities Act of 1933 pursuant to Regulation D, Section 506. The Company agreed to pay interest on such funds at 12% per annum. Each person executed a stock subscription agreement and delivered funds in exchange for the delivery of Series B Convertible Preferred Shares at a price of $5.00 per share. Stock warrants were not sold or included in the offering to such investors.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
May 31, 2015
(unaudited)

Note H:  PREFERRED STOCK (CONTINUED)

We incurred equity issuance costs of $65,337 (which includes wages of $55,810), and $4,315 for the three months ended May 31, 2015, and 2014, respectively.  We incurred equity issuance costs of $28,042 for the three months ended February 28, 2015 (which includes wages of $22,980). We incurred equity issuance costs of $93,379 (which includes wages of $78,790), for the six months ended May 31, 2015. Rather than expense these costs, such items are charged against the Company’s equity. Our employees coordinate various matters associated with the sales of issuer securities to accredited investors.  Equity issuance costs include such wages. These costs also include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements. We incurred equity issuance costs of $12,996, for the six months ended May 31, 2014.

Illustration of Accrued Interest (due annually) and Principal and Remaining Interest
Due at the Maturity Date of Convertible Preferred Stock Sold

Class of	Interest	Subscription	Maturity	Amount	Interest Accrued	Principal and
PF Stock	Rate	Date	Date	Invested	to Maturity Date	Interest
A	15%	2/21/2014	2/20/2017	$12,500	$5,620	$18,120
A	15%	2/21/2014	2/20/2017	12,500	5,620	18,120
A	15%	2/21/2014	2/20/2017	10,000	4,496	14,496
A	15%	2/21/2014	2/20/2017	10,000	4,496	14,496
A	15%	3/1/2014	2/28/2017	12,500	5,625	18,125
A	15%	3/1/2014	2/28/2017	10,000	4,496	14,496
A	15%	3/1/2014	2/28/2017	15,000	6,750	21,750
A	15%	3/1/2014	2/28/2017	15,000	6,750	21,750
B	12%	9/9/2014	9/8/2016	12,500	3,252	15,752
B	12%	10/21/2014	10/20/2016	25,000	6,506	31,506
B	12%	11/26/2014	11/25/2016	12,500	3,252	15,752
B	12%	12/05/2015	12/04/2017	25,000	6,506	31,506
B	12%	01/12/2015	01/11/2017	12,500	3,337	15,837
B	12%	01/12/2015	01/11/2015	12,500	3,337	15,837
B	12%	01/20/2015	01/19/2017	12,500	3,456	15,956
B	12%	02/10/2015	02/09/2017	12,500	3,339	15,839
B	12%	02/27/2015	02/26/2017	25,000	6,670	31,670
B	12%	03/14/2015	03/13/2017	25,000	6,675	31,675
B	12%	03/19/2015	03/18/2017	12,500	3,337	15,837
B	12%	03/27/2015	03/26/2017	11,000	2,937	13,937
B	12%	04/03/2015	04/02/2017	12,500	3,338	15,838
B	12%	04/03/2015	04/02/2017	12,500	3,338	15,838
B	12%	04/22/2015	04/21/2017	9,000	2,403	11,403
B	12%	04/30/2015	04/29/2017	50,000	13,351	63,351
B	12%	04/30/2015	04/29/2017	12,500	3,338	15,838
B	12%	04/30/2015	04/29/2017	12,500	3,338	15,838
B	12%	05/06/2015	05/05/2017	3,500	934	4,434
B	12%	05/12/2015	05/11/2017	25,000	6,674	31,674
B	12%	05/22/2015	05/21/2017	10,000	2,628	12,628
B	12%	05/26/2015	05/25/2015	65,000	16,975	81,975
Totals				$508,500	$152,774	$661,274

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
May 31, 2015
(unaudited)

Note I:  RELATED PARTY TRANSACTIONS

Notes Payable to Officer

An officer received promissory notes from the Company in exchange for loans from the officer for $85,000.  The terms of the notes provide that the Company shall repay the principal of each note in full within nine months of the date of each note.   In addition, the Company is obligated to pay interest at a flat rate of 6.00% upon maturity of each note.  At the sole discretion of the officer, the notes may be extended for an additional nine month term.  The Officer agreed to extend the notes for an additional nine month period.  The maturity dates after the extensions are reflected below. In May, 2015, the Company made a $10,000 payment to an officer towards the entire principal of one note dated December, 2013. The Company made no payment towards $2,160 accrued interest.

Date of Each Note	Amount of Each Note	Accrued Interest through the Maturity Date	Maturity Date of Each Note
December 30, 2013	$ 25,000	$ 3,159	December 29, 2015
January 24, 2014	$ 50,000	$ 6,318	January 23, 2016

Compensation of Officers

The Company entered into officer compensation agreements with two officer/directors whereby each receives $60,000 per annum as cash compensation.  The Company pays each officer $5,000 per month.  See Note K - Subsequent Events as to an increase of cash compensation to the officers of $2,500 per month, in total.

The amount paid to the two officers in total was $25,000 and $30,000 during the three months ended May 31, 2015 and 2014, respectfully. In addition, each officer/director received additional compensation in the form of non-cash incentive stock options granted on July 15, 2012.  Each person received 2,000,000 stock options.  For further discussion of the terms of the grant of stock options, see Note G.

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

As of May 31, 2015, the monthly minimum rental payment is $7,006. Rent expense was $21,018 and $21,018 for the three months ended May 31, 2015 and 2014, respectively.

As of May 31, 2015, minimum rent to be paid under this lease agreement is summarized as follows:

Minimum rent payments
Year ended November 30, 2015	$49,042
Total Lease Obligation	$49,042

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
May 31, 2015
(unaudited)

Note J: COMMITMENTS AND CONTINGENCIES (CONTINUED)

Note Payable for Vehicle Financing Obligations

On September 27, 2012, the Company acquired a pre-owned company vehicle on credit. The original cost basis was $49,824.  The Company paid $10,000 as a down payment.  The amount financed by the seller is $39,824, and the Company makes monthly payments of $863.  The Company is obligated to pay a total of $41,420 over the course of the loan. This note bears interest at the annual percentage rate of 1.9%, and the term is 48 months.  The total finance charge associated with this note is $1,596. At May 31, 2015, the cost basis is $46,200 as the Company recorded an impairment loss associated with this asset in the amount of $2,624.

Minimum financing payment to be paid under this finance agreement is summarized as follows:

Years ending November 30,	Total Payments	Principal	Interest
2015	$10,355	$10,073	$282
2016	2,499	2,438	61
Total Financing Obligation	$12,854	$12,511	$343

Purchase of Additional Inventory of the Psyko Krypton 5.1 surround sound headsets

In the 2nd Quarter, 2015, the Company issued a purchase order for the acquisition of $80,000 in inventory for the Psyko® Krypton™ 5.1 surround-sound gaming headphones with amplifiers made for use with personal computers. This amount was paid on June 11, 2015. This completed our entire obligation to purchase units from this manufacturer. In April, 2015, the Company also paid $6,000 to the same manufacturer for further research and development costs pertaining to a different product.

Note K: SUBSEQUENT EVENTS

In June, 2015, five accredited investors subscribed to 20,690 shares of Series B Preferred Stock in exchange for cash consideration of $103,450, at $5.00 for each share.  The Company relies upon an exemption from registration under the Securities Act of 1933 pursuant to Regulation D, Section 506. The Company agreed to pay interest on such funds at 12% per annum. The investor executed a stock subscription agreement and delivered funds in exchange for the delivery of Series B Convertible Preferred Shares at a price of $5.00 per share. Stock warrants were not sold or included in the offering to such investor.

On June 5, 2015, the Board of Directors agreed to pay the officers additional compensation effective June 1, 2015 as follows: $1,000 per month to one officer and $1,500 to the other officer.

Purchase of Additional Inventory of the Psyko Krypton 5.1 surround sound headsets

As indicated in Note J above, in the 2nd Quarter, 2015, the Company issued a purchase order for the acquisition of $80,000 in inventory for the Psyko® Krypton™ 5.1 surround-sound gaming headphones with amplifiers made for use with personal computers. This amount was paid on June 11, 2015. This completed our entire obligation to purchase units from this manufacturer. In April, 2015, the Company also paid $6,000 to the same manufacturer for further research and development costs pertaining to a different product.

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

Activities to date

We incorporated in the state of Nevada on May 12, 2011. From our inception to date we have generated $18,693 in revenues and continue to operate at a loss. Our activities have centered on the design and engineering of peripherals in the video gaming, music, and smart TV sector.

We accomplished the following:

1)	We completed the molds for the Psyko™ PC model and are working on the molds for the Psyko™ console unit.
2)
During the six months ending May 31, 2015, we received inventory of the Krankz™ Bluetooth Wireless Headsets, and the Psyko®5.1 Surround Sound Gaming Headsets (with built-in microphone) with external amplifier for Personal Computers. We also approved the working prototypes of the similar type of Psyko® Krypton headphones for use with gaming consoles (such as Xbox®), and the Company is ready to go forward with the manufacturing.

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

In regard to intellectual property rights associated with Krankz™ Bluetooth® wireless headphones, we do not have a federally registered trademark in the word Krankz.  Therefore, we do not have the same presumptive rights which might otherwise apply had we obtained a federally registered trademark.  We believe we have intellectual property rights to this mark under common law.  If we are unable to register this mark, we may use an alternative name for these headphones.  On April 2, 2015, Krank™ Amplifiers (associated with guitar amplifiers) filed an application for a design plus words mark on the Principal Register with the U.S. PTO.  Guitar amplifiers consist of electronic communication and amplification devices and would generally fall in the same or similar category as our Krankz™ Bluetooth® Audio Headset. As of this date of this report, no office action has been issued by the U.S. PTO, and Krank™ Amplifiers reported in April that they have not yet made any use of this mark in interstate commerce.  We have been using this mark in interstate commerce for quite some time prior to April, 2015.  We may no longer be able to use the common law trademark “Krankz™” if Krank Amplifiers is granted its trademark and we do not file an opposition to such mark or we do not prevail in the defense of our mark in the U.S. Trademark and Trial Appeal Board (TTAB). We shall continue to monitor the status of that mark to determine what impact it might have, if any, as to our Krankz mark.

Subsidiaries

We do not have any subsidiaries.

Comparison of Three and Six Month Results –for the quarters ended May 31, 2015 and 2014, respectively

Revenues and Gross Profit

For the three months ended May 31, 2015 and 2014, the Company recognized $4,776 and $0 in revenue, respectively.  For the six months ended May 31, 2015 and 2014, the Company recognized $10,568 and $0 in revenue, respectively. For the period from inception to May 31, 2015, the Company recognized $10,568 in revenue. At May 31, 2015, the Company had incurred an accumulated deficit of $3,110,311 since inception.

Costs and Expenses

Total cost and expenses were $187,289 and $274,580 for the three months ended May 31, 2015 and 2014, respectively. Total cost and expenses were $381,664 and $913,244 for the six months ended May 31, 2015 and 2014, respectively.

Research and Development Costs

The Company incurred $3,475 and $37,559 for research and development costs during the three months ended May 31, 2015 and 2014, respectively. The Company incurred $3,713 and $56,827 for research and development costs during the six months ended May 31, 2015 and 2014, respectively. These costs relate to the Psyko Krypton™ surround sound gaming headphones, Zaaz Keyboard, Krankz Bluetooth Audio Headsets, Extreme Gamer, and multi-video game changer.

ITEM 2.                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

Long-Term Debt / Note Payable and Other Commitments

Other than what is described in this Report, the Company had no material commitments for capital expenditures at May 31, 2015. At November 30, 2014 the balance of prepaid expenses of $2,919 consisted of royalty fees owed to Psyko Audio Labs as to the Psyko Audio Headphones. At May 31, 2015, the balance was reduced to zero as the Company applied $2,919 from prepaid expenses to royalty fees during the six months ended May 31, 2015.

At January 1, 2015, the Company is obligated to pay minimum monthly royalties of $89,986 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.  The Company has made no payments towards this obligation and no royalty invoices have been received from Psyko Audio Labs.

The Company has an office and warehouse rental lease obligation through September 30, 2015. The monthly minimum rental payment is $7,006. Rent expense was $21,018 and $21,018 for the three month periods ended May 31, 2015 and 2014, respectively. Rent expense was $42,036 and $42,036 for the six month periods ended May 31, 2015 and 2014, respectively.

Cash Flow Information

On May 31, 2015, the Company had working capital of approximately $351,802. On November 30, 2014, the Company had working capital of approximately $150,825. The increase in working capital primarily relates to proceeds from the sale of securities during the six months ending May 31, 2015. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

The Company had cash and cash equivalents of approximately $357,013 and $326,684 at May 31, 2015 and November 30, 2014, respectively. This represents an increase in cash of $30,329.

Cash used in Operating Activities

The Company used approximately $405,865 of cash for operating activities in the six months ended May 31, 2015 as compared to using $418,087 of cash for operating activities in the six months ended May 31, 2014. This decrease in cash used in operating activities, which is $7,222, is primarily attributed to a reduction in stock-based compensation to investment relations company and an increase in inventory costs.

Cash used for Investing Activities
Investing activities for the six months ended May 31, 2015 used approximately $2,422 of cash as compared to using $5,068 of cash in the six months ended May 31, 2014. This decrease in use is attributable to a reduction in the acquisition of equipment.

Cash Provided by Financing Activities
Financing activities in the six months ended May 31, 2015 provided $438,616 of cash as compared to providing $ 556,504 of cash in the six months ended May 31, 2014. The difference of $117,888 in the six month periods is attributable to the decrease in equity investments.

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

Going Concern Consideration

For the period from inception to May 31, 2015, the Company recorded revenue of $10,568. There is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

ITEM 4.                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the management evaluation, we concluded that our disclosure controls and procedures may not be effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In the 3rd Quarter, 2015, management is in the process of determining how to most effectively improve our disclosure controls and procedures.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting may not be effective as of May 31, 2015. Other than our two officers, we have no employees or contractors that have the authority to implement any changes in our internal control or financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that may have materially affected, or may be reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4.                     CONTROLS AND PROCEDURES - continued

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In the 3rd Quarter, 2015, management is in the process of determining how to most effectively improve our disclosure controls and procedures.

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

ITEM 2.                     UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended May 31, 2015, fifteen accredited investors subscribed to 72,200 shares, in total, of Series B Preferred Stock in exchange for cash consideration of $361,000, in total, at $5.00 for each share.  The Company relies upon an exemption from registration under the Securities Act of 1933 pursuant to Regulation D, Section 506. The Company agreed to pay interest on such funds at 12% per annum. Each person executed a stock subscription agreement and delivered funds in exchange for the delivery of Series B Convertible Preferred Shares at a price of $5.00 per share. Stock warrants were not sold or included in the offering to such investors.

During the month of March, 2015, one accredited investor, previously known by the officers of the Company, as well as having been a prior investor in the common stock of the Company, subscribed to 322,188 shares of common stock of the Company upon the exercise of his common stock warrants. The Company accepted this subscription at a discounted price of $0.31037 per share. Prior private party sales of the Company’s common stock occurred in August, 2014 and such sales by the Issuer were at $0.80 per share.  The discount in sales price represented by this transaction cannot be reasonably ascertained due to the lack of recent sales of issuer securities.  Reasons for such discount may include various factors such as the dollar amount of the single transaction, limitations upon the immediate marketability of the common stock of the company, restrictive legends applied to this stock certificate, and price volatility, if applicable, as reflected in the open market.  At the time of this subscription, the Common shares of the Company were quoted at $1.00 per share and were not actively trading on the OTC BB and OTC Markets- QB. For the reasons stated above, the price quotation in the open market should not be relied upon for purpose of the determination of the discount rate applied to this sales transaction.  As of the date of this filing, the shares have not been issued and are recorded to stock payable.

We incurred equity issuance costs of $65,337 (which includes wages of $55,810), and $4,315 for the three months ended May 31, 2015, and 2014, respectively.  We incurred equity issuance costs of $28,042 for the three months ended February 28, 2015 (which includes wages of $22,980). We incurred equity issuance costs of $93,379 (which includes wages of $78,790), for the six months ended May 31, 2015. Rather than expense these costs, such items are charged against the Company’s equity. Our employees coordinate various matters associated with the sales of issuer securities to accredited investors.  Equity issuance costs include such wages. These costs also include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements. We incurred equity issuance costs of $12,996 (excluding staff wages), for the six months ended May 31, 2014.

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES

None. All payments were made on schedule.

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

Related Party Transactions

During the three month period ended February 28, 2014, an officer loaned to the Company $85,000. In May, 2015, the Company made a $10,000 payment to an officer towards the entire principal of one note dated December 18, 2013. At May 31, 2015 we owed an officer $75,000.

Material Contracts

Purchase of Additional Inventory of the Psyko Krypton 5.1 surround sound headsets

On April 17, 2015 the Company issued a purchase order for the acquisition of $80,000 in inventory for the Psyko® Krypton™ 5.1 surround-sound gaming headphones with amplifiers made for use with personal computers. This amount was paid on June 11, 2015. This completed our entire obligation to purchase units from this manufacturer. In April, 2015, the Company also paid $6,000 to the same manufacturer for further research and development costs pertaining to a different product.

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

EXEO ENTERTAINMENT, INC. (Registrant)

Signature	Title	Date
Jeffrey A. Weiland
/s/ Jeffrey A. Weiland	President and Director	July 15, 2015

Robert S. Amaral
/s/ Robert S. Amaral	Chief Executive Officer,	July 15, 2015
Treasurer and Director
(Principal Executive and Financial Officer)