Form 10-Q
period 2015-08-31
Exeo Entertainment, Inc.
filed 2015-10-20
CIK 1528760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

or

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

As of the date of filing of this report, there were outstanding 24,140,600 shares of the issuer’s common stock, par value $0.0001 per share. There were also outstanding 19,500 Series A, and 61,500 Series B Preferred Shares of the issuers preferred stock, par value $0.0001 per share.

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended August 31, 2015 are not necessarily indicative of the results that can be expected for the year ending November 30, 2015.

EXEO ENTERTAINMENT, INC.

TABLE OF CONTENTS

AUGUST 31, 2015

(UNAUDITED)

Balance Sheets as of August 31, 2015 and November 30, 2014 (unaudited)	F - 1

Statements of Operations for the three and nine months ended August 31, 2015 and 2014 (unaudited)	F - 2

Statements of Cash Flows for the nine months ended August 31, 2015 and 2014 (unaudited)	F - 3

Notes to Financial Statements (unaudited)	F - 4 – F – 13

EXEO ENTERTAINMENT, INC.
BALANCE SHEETS
(unaudited)	August 31,	November 30,
	2015	2014

ASSETS

Current Assets
Cash and cash equivalents	$363,578	$326,684
Inventory	235,453	14,914
Prepaid expenses	4,166	2,919
Accounts Receivable	360	110
Total current assets	603,557	344,627

Property and equipment, net	63,370	81,130

TOTAL ASSETS	$666,927	$425,757

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Current liabilities
Accounts payable and accrued expenses	$4,923	$69,287
Accrued interest payable to non-affiliates	11,601	11,792
Federal and states taxes payable	35,530	18,025
Due to related parties	75,000	85,000
Royalty payable	247,850	-
Notes payable	9,698	9,698
Total current liabilities	384,062	193,802

Long-term liabilities
Notes payable	1,297	9,307
Total long-term liabilities	1,297	9,307

Total Liabilities	385,899	203,109

Series A redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 19,500 shares issued and outstanding; 0 shares unissued as of
August 31, 2015 (liquidation preference of $47,582). Stated at redemption value.	115,832	-
Series B redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 61,500 shares issued and outstanding; 80,140 shares unissued as of
August 31, 2015 (liquidation preference of $204,760). Stated at redemption value.	735,910	-

Stockholders' equity (deficit)
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares
authorized, 19,500 and 19,500 shares issued, respectively	-	2
Convertible Preferred Stock Series B - 15%, $0.0001 par value, 1,000,000 shares
authorized, 61,500 and 10,000 shares issued, respectively	-	1
Common stock - $0.0001 par value, 100,000,000 shares authorized; 24,140,600
and 24,140,600 shares issued and outstanding, respectively	2,414	2,414
Additional paid-in capital	2,979,097	2,971,871
Stock Payable	100,000	-
Deficit accumulated	(3,652,225)	(2,751,640)
Total stockholders' equity (deficit)	(570,714)	222,649

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$666,927	$425,757

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three month period ending August 31, 2015	Three month period ending August 31, 2014	Nine month period ending August 31, 2015	Nine month period ending August 31, 2014
REVENUES	$5,115	$-	$15,683	$-
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	(1,759)	-	(6,402)	-
GROSS PROFIT	3,356	-	9,281	-

OPERATING EXPENSES
General and administrative	213,320	(215,669)	556,262	385,094
Executive compensation	92,501	80,001	247,503	240,003
Professional fees	28,022	31,243	49,983	170,090
Depreciation	6,996	6,837	20,448	20,484
TOTAL OPERATING EXPENSES	340,839	(97,588)	874,196	815,671

INCOME (LOSS) FROM OPERATIONS	(337,483)	97,588	(864,915)	(815,671)

OTHER INCOME (EXPENSES)
Forgiveness of debt	-	-	-	5,000
Gain from foreign currency transactions	11,918	-	14,641	-
Other income	-	374	-	1,059
Interest expense	(1,586)	(3,799)	(4,270)	(7,852)
TOTAL OTHER INCOME (EXPENSES)	10,332	(3,425)	10,371	(1,793)

NET INCOME (LOSS)	(327,151)	94,163	(854,544)	(817,464)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	(20,396)	-	(38,054)	-

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(347,547)	$94,163	$(892,598)	$(817,464)

NET LOSS PER SHARE: BASIC	$(0.01)	$0.00	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC
	24,140,600	23,433,100	24,140,600	23,433,100

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
	Nine month period ending August 31, 2015	Nine month period ending August 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(854,544)	$(817,464)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	20,448	20,484
Stock-based compensation to officers	150,003	150,003
Forgiveness of debt	-	(5,000)
Changes in assets and liabilities
Decrease (Increase) in pre-paid expenses	(1,247)	27,148
Increase in accounts receivable	(250)	-
Increase in inventory	(220,539)	-
(Decrease) Increase in accounts payable and accrued expenses	(64,364)	1,300
Advances from officer	-	640
Decrease in accrued interest	(191)
Increase in federal and state taxes payable	17,505	-
Increase in royalty payable	247,850	-
Net Cash Used in Operating Activities	(705,329)	(622,889)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(2,688)	(5,067)
Cash Flows Used in Investing Activities	(2,688)	(5,067)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	100,000	651,142
Proceeds from issuance of preferred stock, net of issuance costs	662,921	-
Proceeds from related party debt	-	85,000
Payments to related party debt	(10,000)	-
Payments on notes payable - auto loan (principal)	(8,010)	(7,391)
Cash Flows Provided by Financing Activities	744,911	728,751

Net increase in cash and cash equivalents	36,894	100,795

Cash and cash equivalents, beginning of the period	326,684	358,299

Cash and cash equivalents, end of the period	$363,578	$459,094

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$3,603	$-
Dividend of redeemable preferred stock	$38,054	$-

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
August 31, 2015
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

Foreign Currency Transactions

Transaction gains and losses, such as those resulting from the settlement of nonfunctional currency receivables or payables, including intercompany balances, are included in foreign currency gain (loss) in our consolidated statements of earnings.  Additionally, payable and receivable balances denominated in nonfunctional currencies are marked-to-market at month-end, and the gain or loss is recognized in our statements of operations.

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

Inventory
Inventories are stated at cost, not to exceed fair market value. The cost of the Company’s inventory ($235,453 and $14,914 at August 31, 2015 and November 30, 2014, respectively) has been determined using the first-in first-out (FIFO) method. The reduction in current costs as compared to LIFO costs of inventory equals zero at August 31, 2015 and November 30, 2014, respectively.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
August 31, 2015
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

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.  For the three months ended August 31, 2015 and 2014, the Company recognized $5,115 and $0 in revenue, respectively.  For the nine months ended August 31, 2015 and 2014, the Company recognized $15,683 and $0 in revenue, respectively.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
August 31, 2015
(unaudited)

Note A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Concentrations of Risk
The Company’s bank accounts are deposited in insured institutions. The maximum insured by the FDIC per bank account is not an issue here since the Company’s bank accounts do not bear any interest and the FDIC limits far exceed balances on deposit. The Company’s funds were held in a single account.  At August 31, 2015, the Company’s bank balance did not exceed the insured amounts.

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

Liquidity and Going Concern
The Company has incurred an accumulated deficit of ($3,652,225) since inception. The Company incurred significant initial research and product development costs, including expenditures associated with hardware engineering and the design and development of its hardware components and prototypes associated with the Zaaz™ keyboard, the Extreme Gamer, and the Psyko Krypton™ surround sound gaming headphones. The Company also incurred costs associated with its acquisition of property, plant and equipment for its 10,000 square foot office and warehouse.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
August 31, 2015
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

Note B: PROPERTY AND EQUIPMENT

The Company owned property and equipment, recorded at cost, which consisted of the following at August 31, 2015 and November 30, 2014:

	August 31, 2015	November 30, 2014
Furniture and fixtures	$21,499	$21,499
Office & computer equipment	34,051	31,364
Vehicles	87,181	87,181
Subtotal	142,731	140,044
Less: Accumulated depreciation	(79,361)	(58,914)
Property and equipment, net	$63,370	$81,130

Depreciation expense was $6,996 and $6,837 for the three months ended August 31, 2015 and 2014.  Depreciation expense was $20,448 and $20,484 for the nine months ended August 31, 2015 and 2014.

Note C: HARDWARE DEVELOPMENT COSTS

The Company incurred ($2,877) and $33,036 for research and development costs for the three months ended August 31, 2015 and 2014, respectively. As to the three months ended August 31, 2014, these costs relate to hardware engineering, design and development of the Krankz™ and Krankz Maxx™ Bluetooth Wireless Headset and the Psyko Krypton® surround sound gaming headphones for personal computers were reclassed to promotional costs.    The Company incurred $836 and $89,863 for research and development costs for the nine months ended August 31, 2015 and 2014, respectively.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
August 31, 2015
(unaudited)

Note D:  PREPAID EXPENSES

At August 31, 2015, the balance of prepaid expenses on the balance sheet of the Company is $4,166, which primarily relates to a prepayment of an annual fee for investor relations. At November 30, 2014, the balance of prepaid expenses on the balance sheet of the Company is $2,919.  Prepaid expenses at November 30, 2014 consist of royalty incurred in the first quarter of 2015 as to Psyko Audio Labs as to the Psyko Audio Headphones.

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

Note F:  COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 24,140,600 and 24,140,600 shares issued and outstanding at August 31, 2015 and November 30, 2014, respectively.  During the month of March, 2015, one accredited investor, previously known by the officers of the Company, as well as having been a prior investor in the common stock of the Company, subscribed to 322,188 shares of common stock of the Company upon the exercise of his common stock warrants. The Company accepted this subscription at a discounted price of $0.31037 per share. Prior private party sales of the Company’s common stock occurred in August, 2014 and such sales by the Issuer were at $0.80 per share.  The discount in sales price represented by this transaction cannot be reasonably ascertained due to the lack of recent sales of issuer securities.  Reasons for such discount may include various factors such as the dollar amount of the single transaction, limitations upon the immediate marketability of the common stock of the company, restrictive legends applied to this stock certificate, and price volatility, if applicable, as reflected in the open market.  At the time of this subscription, the Common shares of the Company were quoted at $1.00 per share and were not actively trading on the OTC BB and OTC Markets- QB. For the reasons stated above, the price quotation in the open market should not be relied upon for purpose of the determination of the discount rate applied to this sales transaction.  As of the date of this filing, the shares have not been issued and are recorded to stock payable.

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
August 31, 2015
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

The following is a summary of the status of all of the Company’s stock options issued to the Company’s management as of November 30, 2014 and the changes from December 1, 2014 to August 31, 2015.

	# of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding November 30, 2014	4,000,000	$0.25	31.50 months
Granted	-	$ -	-
Exercised	-	$ -	-
Cancelled	-	$ -	-
Outstanding at August 31, 2015	4,000,000	$0.25	23.50 months
Exercisable at August 31, 2015	2,500,000	$0.25	23.50 months

Stock Warrants Issued to Investors

Prior to March 3, 2014, the Company issued 48,750 common stock warrants to Series A Preferred Stock purchasers in February and March, 2014.

The following is a summary of the status of all of the Company’s stock warrants as of August 31, 2015, and the changes from December 1, 2014 to August 31, 2015.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
August 31, 2015
(unaudited)

Note G:  STOCK OPTIONS AND WARRANTS (CONTINUED)

	# of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at November 30, 2014	1,841,250	$1.00	4 month
Granted	0	$1.00
Exercised	0	$ .80	-
Cancelled	1,792,500	$ -	-
Outstanding at August 31, 2015	48,750	$2.00	18 month
Exercisable at August 31, 2015	48,750	$2.00	18 month

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

During the three month period ended August 31, 2015, nineteen accredited investors subscribed to 59,440 shares, in total, of Series B Preferred Stock in exchange for cash consideration of $297,200, in total, at $5.00 for each share.  As of August 31, 2015, the shares have not been issued and have been presented outside of permanent equity in accordance with ASC 48-10, Classification and Measurement of Redeemable Securities.  The Company relies upon an exemption from registration under the Securities Act of 1933 pursuant to Regulation D, Section 506. The Company agreed to pay interest on such funds at 12% per annum. Each person executed a stock subscription agreement and delivered funds in exchange for the delivery of Series B Convertible Preferred Shares at a price of $5.00 per share. Stock warrants were not sold or included in the offering to such investors.

All shares of redeemable convertible preferred stock have been presented outside of permanent equity in accordance with ASC 48-10, Classification and Measurement of Redeemable Securities. The Company accretes the carrying value of its Series A and B redeemable convertible preferred stock to its estimate of fair value (i.e. redemption value) at period end. The estimated fair value of the Series A and Series B redeemable convertible preferred stock at August 31, 2015 was $115,832 and 735,910, respectively.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
August 31, 2015
(unaudited)

Note H:  PREFERRED STOCK (CONTINUED)

We incurred equity issuance costs of $1,577 and $4,277 for the three months ended August 31, 2015, and 2014, respectively.  Rather than expense these costs, such items are charged against the Company’s equity. Our employees coordinate various matters associated with the sales of issuer securities to accredited investors.  Equity issuance costs include such wages. These costs also include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements. We incurred equity issuance costs of $3,332, for the nine months ended August 31, 2015.

Illustration of Accrued Interest (due annually) and Principal and Remaining Interest
Due at the Maturity Date of Convertible Preferred Stock Sold

Class of	Interest	Subscription	Maturity	Amount	Interest Accrued	Principal and
PF Stock	Rate	Date	Date	Invested	to Maturity Date	Interest
A	15%	2/21/2014	2/20/2017	$12,500	$3,750	$15,788
A	15%	2/21/2014	2/20/2017	12,500	3,750	15,788
A	15%	2/21/2014	2/20/2017	10,000	3,000	12,630
A	15%	2/21/2014	2/20/2017	10,000	3,000	12,630
A	15%	3/1/2014	2/28/2017	12,500	3,750	15,788
A	15%	3/1/2014	2/28/2017	10,000	3,000	12,630
A	15%	3/1/2014	2/28/2017	15,000	4,500	18,945
A	15%	3/1/2014	2/28/2017	15,000	4,500	18,945
B	12%	9/9/2014	9/8/2016	12,500	3,750	16,250
B	12%	10/21/2014	10/20/2016	25,000	7,500	32,500
B	12%	11/26/2014	11/25/2016	12,500	3,750	16,250
B	12%	12/5/2014	12/4/2016	25,000	7,500	32,500
B	12%	1/12/2015	1/11/2017	12,500	3,750	16,250
B	12%	1/12/2015	1/11/2017	12,500	3,750	16,250
B	12%	1/20/2015	1/19/2017	12,500	3,750	16,250
B	12%	2/10/2015	2/9/2017	12,500	3,750	16,250
B	12%	2/27/2015	2/26/2017	25,000	7,500	32,500
B	12%	3/14/2015	3/13/2017	25,000	7,500	32,500
B	12%	3/19/2015	3/18/2017	12,500	3,750	16,250
B	12%	3/27/2015	3/26/2017	11,000	3,300	14,300
B	12%	4/3/2015	4/2/2017	12,500	3,750	16,250
B	12%	4/3/2015	4/2/2017	12,500	3,750	16,250
B	12%	4/22/2015	4/21/2017	9,000	2,700	11,700
B	12%	4/30/2015	4/29/2017	50,000	15,000	65,000
B	12%	4/30/2015	4/29/2017	12,500	3,750	16,250
B	12%	4/30/2015	4/29/2017	12,500	3,750	16,250
B	12%	5/6/2015	5/5/2017	3,500	1,050	4,550
B	12%	5/12/2015	5/11/2017	25,000	7,500	32,500
B	12%	5/22/2015	5/21/2017	10,000	3,000	13,000
B	12%	5/26/2015	5/25/2015	65,000	19,500	84,500
B	12%	6/1/2015	5/31/2017	6,250	1,875	8,125
B	12%	6/4/2015	6/3/2017	12,200	3,660	15,860
B	12%	6/10/2015	6/9/2017	25,000	7,500	32,500
B	12%	6/19/2015	6/18/2017	25,000	7,500	32,500
B	12%	6/25/2015	6/24/2017	35,000	10,500	45,500
B	12%	7/8/2015	7/7/2017	25,000	7,500	32,500
B	12%	7/9/2015	7/8/2017	6,250	1,875	8,125
B	12%	7/10/2015	7/9/2017	25,000	7,500	32,500
B	12%	7/16/2015	7/15/2017	12,500	3,750	16,250
B	12%	7/24/2015	7/23/2017	12,500	3,750	16,250
B	12%	8/14/2015	8/13/2017	12,500	3,750	16,250
B	12%	8/14/2015	8/13/2017	6,250	1,875	8,125
B	12%	8/13/2015	8/12/2017	12,500	3,750	16,250
B	12%	8/17/2015	8/16/2017	12,500	3,750	16,250
B	12%	8/18/2015	8/17/2017	12,500	3,750	16,250
B	12%	8/18/2015	8/17/2017	6,250	1,875	8,125
B	12%	8/21/2015	8/20/2017	12,500	3,750	16,250
B	12%	8/24/2015	8/23/2017	12,500	3,750	16,250
B	12%	8/26/2015	8/25/2017	12,500	3,750	16,250
B	12%	8/28/2015	8/27/2017	12,500	3,750	16,250
Totals				$805,700	$212,460	$920,660

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
August 31, 2015
(unaudited)

Note I:  RELATED PARTY TRANSACTIONS

Notes Payable to Officer

An officer received promissory notes from the Company in exchange for loans from the officer for $85,000.  The terms of the notes provide that the Company shall repay the principal of each note in full within nine months of the date of each note.   In addition, the Company is obligated to pay interest at a flat rate of 6.00% upon maturity of each note.  At the sole discretion of the officer, the notes may be extended for an additional nine month term.  The Officer agreed to extend the notes for an additional nine month period.  The maturity dates after the extensions are reflected below. In August, 2015, the Company made a $10,000 payment to an officer towards the entire principal of one note dated December, 2013. The Company made no payment towards $7,607 accrued interest.

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

The amount paid to the two officers in total was $42,500 and $30,000 during the three months ended August 31, 2015 and 2014, respectfully. In addition, each officer/director received additional compensation in the form of non-cash incentive stock options granted on July 15, 2012.  Each person received 2,000,000 stock options.  For further discussion of the terms of the grant of stock options, see Note G.

Note J: COMMITMENTS AND CONTINGENCIES

Royalty Payable Obligation

At January 1, 2015, the Company is obligated to pay minimum monthly royalties of approximately $80,000 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.  The Company has made no payments towards this obligation and no royalty invoices have been received from Psyko Audio Labs.  Royalty payable was $247,850 for the nine months ended August 31, 2015.  For the nine months ended August 31, 2015, royalty expense and the related gain on foreign currency transactions was $229,342 and $14,641, respectively.

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

As of August 31, 2015, the monthly minimum rental payment is $7,006. Rent expense was $28,024 and $21,018 for the three months ended August 31, 2015 and 2014, respectively.  Rent expense was $70,060 and $63,054 for the nine months ended August 31, 2015 and 2014, respectively.

As of August 31, 2015, minimum rent to be paid under this lease agreement is summarized as follows:

Minimum rent payments
Year ended November 30, 2015	$21,018
Total Lease Obligation	$21,018

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
August 31, 2015
(unaudited)

Note J: COMMITMENTS AND CONTINGENCIES (CONTINUED)

Note Payable for Vehicle Financing Obligations

On September 27, 2012, the Company acquired a pre-owned company vehicle on credit. The original cost basis was $49,824.  The Company paid $10,000 as a down payment.  The amount financed by the seller is $39,824, and the Company makes monthly payments of $863.  The Company is obligated to pay a total of $41,420 over the course of the loan. This note bears interest at the annual percentage rate of 1.9%, and the term is 48 months.  The total finance charge associated with this note is $1,596. At August 31, 2015, the cost basis is $47,200 as the Company recorded an impairment loss associated with this asset in the amount of $2,624.

Minimum financing payment to be paid under this finance agreement is summarized as follows:

Years ending November 30,	Total Payments	Principal	Interest
2015	$8,496	$8,278	$218
2016	2,499	2,438	61
Total Financing Obligation	$10,995	$10,716	$279

Note K: SUBSEQUENT EVENTS

In September 2015, the Company issued 80,140 shares of common stock for cash received of $400,700, of which $103,500 and $297,200 of the funds were received during second quarter and third quarter 2015, respectively, and recorded as stock payable.

In September 2015, eight accredited investors subscribed to 27,500 shares of Series B Preferred Stock in exchange for cash consideration of $137,500, at $5.00 for each share.  The Company relies upon an exemption from registration under the Securities Act of 1933 pursuant to Regulation D, Section 506. The Company agreed to pay interest on such funds at 12% per annum. The investor executed a stock subscription agreement and delivered funds in exchange for the delivery of Series B Convertible Preferred Shares at a price of $5.00 per share. Stock warrants were not sold or included in the offering to such investor.

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

Subsidiaries

We do not have any subsidiaries.

Comparison of Three and Nine Month Results –for the quarters ended August 31, 2015 and 2014, respectively

Revenues and Gross Profit

For the three months ended August 31, 2015 and 2014, the Company recognized $5,115 and $0 in revenue, respectively.  For the nine months ended August 31, 2015 and 2014, the Company recognized $15,683 and $0 in revenue, respectively. At August 31, 2015, the Company had incurred an accumulated deficit of $3,652,225 since inception.

Costs and Expenses

Total cost and expenses were $340,839 and ($97,588) for the three months ended August 31, 2015 and 2014, respectively. Total cost and expenses were $874,196 and $815,671 for the nine months ended August 31, 2015 and 2014, respectively.

Research and Development Costs

The Company incurred ($2,877) and $33,036 for research and development costs for the three months ended August 31, 2015 and 2014, respectively. As to the three months ended August 31, 2014, these costs relate to hardware engineering, design and development of the Krankz™ and Krankz Maxx™ Bluetooth Wireless Headset and the Psyko Krypton® surround sound gaming headphones for personal computers were reclassed to promotional costs.    The Company incurred $836 and $89,863 for research and development costs for the nine months ended August 31, 2015 and 2014, respectively.

ITEM 2.                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

Long-Term Debt / Note Payable and Other Commitments

Other than what is described in this Report, the Company had no material commitments for capital expenditures at August 31, 2015. At November 30, 2014 the balance of prepaid expenses of $2,919 consisted of royalty fees owed to Psyko Audio Labs as to the Psyko Audio Headphones. At August 31, 2015, the balance of prepaid expenses on the balance sheet of the Company is $4,166, which primarily relates to a prepayment of an annual fee for investor relations.

At January 1, 2015, the Company is obligated to pay minimum monthly royalties of approximately $80,000 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.  The Company has made no payments towards this obligation and no royalty invoices have been received from Psyko Audio Labs.  Royalty payable was $247,850 for the nine months ended August 31, 2015.  For the nine months ended August 31, 2015, royalty expense and the related gain on foreign currency transactions was $229,342 and $14,641, respectively.

The Company has an office and warehouse rental lease obligation through November 30, 2015. The monthly minimum rental payment is $7,006. Rent expense was $28,024 and $21,018 for the three month periods ended August 31, 2015 and 2014, respectively. Rent expense was $70,060 and $63,054 for the six month periods ended August 31, 2015 and 2014, respectively.

Cash Flow Information

On August 31, 2015, the Company had working capital of approximately $218,955. On November 30, 2014, the Company had working capital of approximately $150,825. The increase in working capital primarily relates to proceeds from the sale of securities during the nine months ending August 31, 2015. The Company believes it has sufficient cash resources to meet its liquidity requirements for the next 12 months.

The Company had cash and cash equivalents of approximately $363,578 and $326,684 at August 31, 2015 and November 30, 2014, respectively. This represents an increase in cash of $36,894.

Cash used in Operating Activities
The Company used approximately $705,329 of cash for operating activities in the nine months ended August 31, 2015 as compared to using $622,889 of cash for operating activities in the nine months ended August 31, 2014. This decrease in cash used in operating activities, which is $82,440, is primarily attributed to an increase in inventory costs.

Cash used for Investing Activities
Investing activities for the nine months ended August 31, 2015 used approximately $2,688 of cash as compared to using $5,067 of cash in the nine months ended August 31, 2014. This decrease in use is attributable to a reduction in the acquisition of equipment.

Cash Provided by Financing Activities
Financing activities in the nine months ended August 31, 2015 provided $744,911 of cash as compared to providing $728,751 of cash in the nine months ended August 31, 2014. The difference of $16,160 in the nine month periods is attributable to an increase in the sale of preferred stock.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting may not be effective as of August 31, 2015. Other than our two officers, we have no employees or contractors that have the authority to implement any changes in our internal control or financial reporting.

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

ITEM 2.                     UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended August 31, 2015, nineteen accredited investors subscribed to 59,440 shares, in total, of Series B Preferred Stock in exchange for cash consideration of $297,200, in total, at $5.00 for each share.  As of August 31, 2015, the shares have not been issued and recorded as convertible notes payable (See Note F: CONVERTIBLE NOTES PAYABLE).  The Company relies upon an exemption from registration under the Securities Act of 1933 pursuant to Regulation D, Section 506. The Company agreed to pay interest on such funds at 12% per annum. Each person executed a stock subscription agreement and delivered funds in exchange for the delivery of Series B Convertible Preferred Shares at a price of $5.00 per share. Stock warrants were not sold or included in the offering to such investors.

We incurred equity issuance costs of $2,902 and $4,277 for the three months ended August 31, 2015, and 2014, respectively.  Rather than expense these costs, such items are charged against the Company’s equity. Our employees coordinate various matters associated with the sales of issuer securities to accredited investors.  Equity issuance costs include such wages. These costs also include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements. We incurred equity issuance costs of $3,332, for the nine months ended August 31, 2015.

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

Related Party Transactions

At August 31, 2015 we owed an officer $75,000.

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

EXEO ENTERTAINMENT, INC. (Registrant)

Signature	Title	Date
Jeffrey A. Weiland
/s/ Jeffrey A. Weiland	President and Director	October 20, 2015

Robert S. Amaral
/s/ Robert S. Amaral	Chief Executive Officer,	October 20, 2015
Treasurer and Director
(Principal Executive and Financial Officer)