Form 10-K
period 2015-11-30
Exeo Entertainment, Inc.
filed 2016-03-03
CIK 1528760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2015

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number: 333-190690

EXEO ENTERTAINMENT, INC.
(Name of small business issuer in its charter)

Nevada	45-2224704
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

4478 Wagon Trail Ave. Las Vegas, NV	89118
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (702) 361-3188

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.0001 par value per share	None; These securities are quoted on the OTC Bulletin Board (OTCBB) and OTC Markets (OTCQB)

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐   No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of November 30, 2015, the last business day of the registrant's most recently completed fiscal year end, is undeterminable. The total number of common stock held by non-affiliates of the registrant as of this date was 6,884,414.  The aggregate market value of such securities on November 30, 2015 was determined by the Company to be $1,720,000 based upon the analysis described in further detail in Item 5 of this report.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date, which is February 29, 2016: 24,255,231 Common Shares, 19,500 Series A, and 201,640 Series B Preferred Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference within this report are certain documents previously filed with the Commission within Form S-1, as amended, which was filed on August 16, 2013.  Such document(s) are listed in Item 15 of this report.

EXEO ENTERTAINMENT, INC.
FORM 10-K
For the year ended November 30, 2015

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Exeo Entertainment, Inc. (the “Company” “we” or “us”) designs, develops, licenses, manufactures, and markets consumer electronics in the video gaming, music and smart TV sector. Our current business objectives are:

·	Complete product development and establish channels of distribution, and
·	Expand SKUs within the headphone market for both music and gaming

Activities to date

We incorporated in the State of Nevada on May 12, 2011. We are a development stage company. From our inception to date we have  generated minimal revenues and continue to operate at a loss. Our activities have centered on the design and engineering of peripherals in the video gaming, music, and smart TV sector.

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

Strategy and Marketing Plan

Once manufacturing is established, we intend on utilizing existing consumer electronics distributers, such as Synnex Corp. (SNX) and Ingram Micro to distribute our products to big box retailers such as Best Buy, GameStop, and Fry’s Electronics.  We do not have distribution agreements with these companies at this time.

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

While other headphone manufacturers replicate 5.1 surround sound through Digital Signal Processing (DSP), the Psyko® headphones use a patented method of sound delivery that does not require the use of DSP. Management believes that the difference in audio quality is a major differentiating factor between our product offering and what is currently available on the market.

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

Management believes from attending the Consumer Electronics Show (CES) on January 11-13, 2013, having a booth and its products on display at the Electronic Entertainment Expo (E3) on June 11 – 13, 2013 (booth 4010), and from regularly reading Video Gaming news from sources such as IGN.com, EGNnow.com, 1up.com, and gamespot.com, that no other company is currently manufacturing a multi-disc video game changer. If such a unit is being made management is unaware of its existence.

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

We entered into a license agreement with Digital Extreme Technologies, Inc., a Delaware corporation, (also referred to as DXT) for use of certain intellectual property associated with the products being designed and developed by us. The Black Widow keyboard is now known as the Zaaz keyboard. DXT worked to design and develop the Extreme Gamer as well as the Black Widow keyboard. We continue to work under a license agreement with DXT to advance the use of technologies designed by DXT. There is no licensing fee paid to DXT during the years ended November 30, 2014 and 2015.

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

Subsidiaries

We do not have any subsidiaries.

Reports to Security Holders

1.	We will furnish shareholders with annual financial reports certified by our independent registered public accountants.

2.
We are a reporting issuer with the Securities and Exchange Commission.  We file periodic reports, which are required in accordance with Section 15(d) of the Securities Act of 1933, with the Securities and Exchange Commission to maintain the fully reporting status.

3.
The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments.

ITEM 2. DESRIPTION OF PROPERTY

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

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND MARKET INFORMATION FOR COMMON STOCK

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

Recent Sales of Unregistered Securities

Common Stock

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 24,140,600 and 24,140,600 shares issued and outstanding at November 30, 2015 and 2014, respectively.  During the month of March, 2015, one accredited investor, previously known by the officers of the Company, as well as having been a prior investor in the common stock of the Company, subscribed to 322,188 shares of common stock of the Company upon the exercise of his common stock warrants. The Company accepted this subscription at a discounted price of $0.31037 per share.

During the period from April 22nd to August 20th, 2014, the Company received $387,000 in deposits from 16 accredited investors, all pre-existing investors in the common stock of the Company, who wished to exercise their common stock warrants. The Company accepted subscriptions for 483,750 common shares at $0.80 per share.  This exercise price reflects a 20 percent discount from the exercise price reflected within the investors’ stock warrant agreements. I n the 2nd quarter of 2014, the Company offered no other sale of common stock.  The Company also agreed to issue 48,750 common stock warrants to eight pre-existing accredited investors.

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

On November 20, 2015, the Company issued 114,631 shares of common stock for services totaling $91,705.  The shares were valued based on the stock price on the market at the time which was $0.80 per share.

Equity Issuance Costs

We incurred equity issuance costs of $3,403 and $3,078 for the years ended November, 2015, and 2014, respectively.  Rather than expense these costs, such items are charged against the Company’s equity. Our employees coordinate various matters associated with the sales of issuer securities to accredited investors.  Equity issuance costs include such wages. These costs also include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

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

Issuances of Series B Convertible Preferred Stock

During the year ended November 30, 2015, forty-five accredited investors subscribed to 206,640 shares, in total, of Series B Preferred Stock in exchange for cash consideration of $1,033,200, in total, at $5.00 for each share.  As of August 31, 2015, the shares have not been issued and have been presented outside of permanent equity in accordance with ASC 48-10, Classification and Measurement of Redeemable Securities.  The Company relies upon an exemption from registration under the Securities Act of 1933 pursuant to Regulation D, Section 506. The Company agreed to pay interest on such funds at 12% per annum. Each person executed a stock subscription agreement and delivered funds in exchange for the delivery of Series B Convertible Preferred Shares at a price of $5.00 per share. Stock warrants were not sold or included in the offering to such investors.

In September and October 2014, two accredited investors subscribed to 5,000 shares, in total, of Series B Preferred Stock in exchange for cash consideration of $25,000, in total, at $5.00 for each share.  In November, 2014, one accredited investor subscribed to 5,000 shares of Series B Preferred Stock in exchange for cash consideration of $25,000 at $5.00 per share.  The company recorded proceeds of $50,000 (10,000 subscribed shares) as an equity investment at November 30, 2014. The Company relies upon an exemption from registration under the Securities Act of 1933 pursuant to Regulation D, Section 506. The Company agreed to pay interest on such funds at 12% per annum (paid annually), and principal and remaining interest upon maturity, which is twenty-four (24) months from the date of issuance. During the conversion period, each preferred share may be converted to common stock at a fixed conversion price of $1.25 per share or the Variable Conversion Price set forth in the Company’s Certificate of Designation.

Incentive Stock Option Grants to Officers

Pursuant to the 2012 Employees/Consultants Stock Compensation Plan, on July 15, 2012, the Company granted 2,000,000 shares to each of its two officers and directors.  The option agreement provides the employee has no more than five years from the date of the grant to exercise the options at an exercise price of $0.25 per share.  The employee may only exercise such options based upon the contracted vesting schedule, which provides that the options vest on a pro-rata basis over 60 months of future services to be rendered by such employee.

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

There were 4,000,000 stock options outstanding to the Company’s management as of November 30, 2015, and within this group, 2,700,000 stock options were capable of being exercised at November 30, 2015. The remaining number of options are not exercisable as of November 30, 2015, as each of the two officers had not yet completed the “incentive”, i.e. the future monthly terms in office in order to exercise such options.  The weighted average exercise price is $0.25 per share and the weighted average remaining life is 20.5 months.

Stock Warrants Issued to Investors

There were no stock warrants granted by the Company from inception through August 16, 2012.  For each common share purchased by an investor, for no additional consideration, each investor acquired a warrant to purchase an additional two shares at the fixed price of $1.00 per share.  During the period from August 16, 2012 to August 31, 2013, in connection with a private placement, the Company raised $1,250,000 from the sale of securities. 2,500,000 stock warrants to purchase common stock were granted in conjunction with the purchase by each investor of our common stock.  The terms of the stock warrant include the right to exercise all or a portion of the warrants granted, shall be no more than 2 years from the date of grant of the warrant, and the exercise price is $1.00 per warrant.  The warrant may not be transferred or assigned in whole or in part by the grantee. There were no stock warrants issued during the period September 1, 2013 to fiscal year ended November 30, 2013.  There were 2,500,000 stock warrants outstanding at November 30, 2013.  The Company issued 48,750 common stock warrants to Series A Preferred Stock purchasers in February and March, 2014. During the fiscal year ended November 30, 2014, pre-existing shareholders exercised 707,500 stock warrants at $0.80 per share.  There are 1,841,250 warrants which are exercisable at November 30, 2015. The weighted average exercise price is $2.00 and the weighted average remaining life is 18 months (excluding the stock warrants issued in 2014).

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

ITEM 7. MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS

Comparison of Twelve Month Results –for the fiscal years ended November 30, 2015 and 2014, respectively

Revenues and Gross Profit
Revenues for the twelve months ended November 30, 2015 and 2014 were $27,247 and $3,636, respectively.  Gross profit for the periods ended November 30, 2015 and 2014 were $16,192 and $2,062, respectively. The Company has incurred significant costs in research and development activities. See discussion below for further information. At November 30, 2015, the Company had incurred an accumulated deficit of $4,210,558 since inception.

Costs and Expenses
Total cost and expenses increased to $1,324,104 for the year ended November 30, 2015 as compared to $1,160,620 for the year ended November 30, 2014. These increases in the fiscal year ended November 30, 2015, were primarily due to the increasing costs associated with public relations, royalty fees, sponsorships and advertisement of our audio headphone products.

Research and Development Costs

The Company incurred $7,850 and $110,348 for research and development costs during the fiscal years ended November 30, 2015 and 2014, respectively. These costs relate to hardware engineering, design and development of the Krankz™ Bluetooth wireless audio headphones, the Zaaz™ Keyboard, the Extreme Gamer®, and starting in June 2013, the Psyko Krypton™ 5.1 surround sound gaming headphones for personal computers. A similar unit under development connects to current generation video game consoles offered by Nintendo®, Microsoft®, and Sony®.

Other Income and Expenses
During the course of our business, we experienced a gain from foreign currency transactions of $22,031 in the year ended November 30, 2015 as compared to a loss of $1,760 for the year ended November 30, 2014.  This gain is due to royalty payments owed to a foreign company.

During the year ended November 30, 2015, we had other loss totaling $9,694.  This loss is associated with a trade in of a vehicle.

Interest expense associated with obligations to related parties was $4,699 in the twelve months ended November 30, 2015, compared to $4,854 in the period ended November 30, 2014.  Interest expense was $968 and $899 in the twelve months ended November 30, 2015 and 2014, respectively.

Effect of Inflation
Inflation has not had a significant impact on the Company’s operations or cash flows.

Liquidity and Capital Resources

Long-Term Debt / Note Payable and Other Commitments

Other than what is described in this Item, the Company had no material commitments for capital expenditures at November 30, 2015 or November 30, 2014. On May 25, 2011, Exeo Entertainment, Inc. entered into an exclusive license agreement with Digital Extreme Technologies, Inc. whereby Exeo Entertainment, Inc. will manufacture and market the Extreme Gamer and Zaaz keyboard. Exeo Entertainment, Inc. will pay Digital Extreme Technologies, Inc. a 5% royalty fee on gross sales of both products.

On June 10, 2013, Exeo Entertainment, Inc. entered into a license agreement with Psyko Audio Labs, Canada whereby Exeo Entertainment. Inc. will manufacture and market the Psyko Krypton and Carbon line of gaming headphones. The Company will owe a 5% royalty on all headphone sales to Psyko Audio Labs.  Payments are due quarterly on January 15, April 15, July 15, and October 15.  For the year ended November 30, 2015, the Company has made a total of $50,000 towards this obligation and no royalty invoices have been received from Psyko Audio Labs.  In fiscal year 2014, the Company incurred increasing minimum royalty expenses as follows: $24,063 (CDN $26,741), $33,205 (CDN $36,770), $40,907 (CDN $46,787), and $60,850 (CDN $66,849) in each of the four quarters, respectively. The total minimum royalty fee expense in fiscal year ended November 30, 2015 and 2014 were $240,731 and $159,025, respectively. Prepaid expenses as of November 30, 2015 and 2014 consist of royalty fees of $1,840 and $2,919, respectively, paid to Psyko Audio Labs. These prepaid expenses shall be applied towards royalty expenses incurred in the first quarter of the following fiscal year. Unless the Royalty Agreement is modified by Psyko Audio Labs Canada and the Company, at January 1, 2016, the Company is obligated to pay minimum monthly royalties of $80,000 (CDN $100,000) per quarter for the remaining term of the contract.   No such modification has been made as of the date of this report. The Company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

The Company has an office and warehouse rental lease obligation through September 30, 2016, which equals $70,060 as of November 30, 2015. The monthly minimum rental payment is $7,006. Rent expense was $84,072 and $84,072 for the fiscal years ended November 30, 2015 and 2014, respectively.

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

Cash Flow Information

The Company had working capital of approximately $183,520 and a current ratio of 1.38 at November 30, 2015. The Company had working capital of $103,345 and a current ratio of 1.43 at November 30, 2014. The increase in working capital and the current ratio at November 30, 2015 as compared to November 30, 2014, was primarily due to financing activities (an increase of $321,750 from fiscal year 2014 to 2015), which offset an increase in inventory (a change of $201,696) as well as expenditures for general and administrative purposes. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

During the twelve months ended November 30, 2015, the Company had cash and cash equivalents of approximately $427,663 as compared to cash and cash equivalents of $326,683 at November 30, 2014. This represents an increase of $100,980.

Cash used in Operating Activities
The Company used approximately $965,612 of cash for operating activities in the twelve months ended November 30, 2015, as compared to using $811,638 of cash for operating activities in the twelve months ended November 30, 2014. This increase in cash used in operating activities, which is $153,974, is primarily attributed to the net loss generated in the twelve months ended November 30, 2015.

Cash used for Investing Activities
Investing activities for the twelve months ended November 30, 2015, used approximately $40,701 of cash as compared to using $5,521 of cash in the twelve months ended November 30, 2014. This increase in use is attributable to the acquisition of equipment in fiscal year ended November 30, 2015, as compared to fiscal year ended November 30, 2014.

Cash Provided by Financing Activities
Financing activities for the twelve months, ended November 30, 2015, provided $1,107,293 of cash as compared to providing $785,543 of cash in the twelve months ended November 30, 2014. The difference of $321,750 is attributable to the sale of in equity investments as presented in Item 5.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information requested by this item is set forth in Item 15(a) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of November 30, 2015. The Company has resourced outside consultants to assist in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

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

ITEM 9B. OTHER INFORMATION

Material Contracts

U.S. Distribution Agreement with Global Marketing Partners

As of November 30, 2015, the Company has received no revenue on the following contract with Global Marketing Partners, Inc. On April 30, 2014, the Company entered into a non-exclusive contract with Global Marketing Partners, Inc., a California corporation doing business in Agoura Hills, California (the “Agreement”).  The Agreement provides the Company with an avenue for the distribution of its products through various retailers. Global serves as a marketing partner to facilitate and administer the distribution of the Company’s products.  A key component includes the introduction of the Company’s products to retailers using the distribution channel operated by Speed Commerce, formerly known as Navarre. The Company hopes to participate in a one-stop shop form of an arrangement via Global to access the retailers via Speed Commerce.  Using this arrangement, the Company is not responsible for entering into agreements with each retailer.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and position of each of our directors and executive officers are as follows:

Name	Age	Position

Jeffrey Weiland	52	President and Director
Robert S. Amaral	47	CEO, Treasurer, Secretary and Director

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

Section 16(A) Beneficial Ownership Reporting Compliance Pursuant to Item 405 of Regulation S-K

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended November 30, 2015 all such filing requirements applicable to its officers and directors were complied with exception that reports were filed late or not filed at all by the following persons:

Name and Principal Position	Number of late reports	Number of untimely reports	Number of Known Failures to File a Required Form
Robert S. Amaral, CEO	0	0	0
Jeffrey A. Weiland, Pres.	0	0	0

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our Company at any time during the year ended November 30, 2015, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during the year ended November 30, 2015. The foregoing persons are collectively referred to herein as the “Named Executive Officers.” Compensation information is shown for fiscal years ended November 30, 2015 and 2014, respectively.

SUMMARY COMPENSATION TABLE

			ANNUAL COMPENSATION		LONG TERM COMPENSATION				TOTAL
			Cash	Bonus ($)	Stock Awarded ($)	Stock Options * ($)	Non-Equity Incentive Plan Comp. ($)	All Other Compensation ($)	Total Compensation ($)
Robert S. Amaral	CEO, Treasurer,	2015	$65,750	0	0	$100,002	0	0	$165,752
	Secretary. & Director	2014	$60,325	0	0	$100,002	0	0	$160,327
Jeffrey A. Weiland	President &	2015	$66,000	0	0	$100,002	0	0	$166,002
	Director	2014	$60,000	0	0	$100,002	0	0	$160,002

* Stock Options - Outstanding Equity Awards at 2014 Fiscal Year-End

Pursuant to the 2012 Employees/Consultants Stock Compensation Plan, on July 15, 2012, we granted 2,000,000 shares to each of our two officers and directors. The option agreement provides the employee has no more than five years from the date of the grant to exercise the options at an exercise price of $0.25 per share. The employee may only exercise such options based upon the contracted vesting schedule, which provides that the options vest on a pro-rata basis over 60 months of future services to be rendered by such employee. There were no additional awards through the end of our fiscal year 2015.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

Employment Arrangements

As of November 30, 2015, we were a party to employment agreements with Jeffrey A. Weiland (dated December 16, 2011) and Robert S. Amaral (dated December 16, 2011), each of which is described directly below.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of November 30, 2015, for:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•	each of our executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

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

The percentage ownership information shown in the table below is calculated based on 24,140,600 shares of our common stock issued and outstanding as of February 29, 2016.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class

Common	Jeffrey A. Weiland President/Director	8,628,093	35.74%
Common	Robert S. Amaral Chief Executive Officer/Director	8,628,093	35.74%

	All Directors and Officers as a group (2 persons)	17,256,186	71.48%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Note Payable for Vehicle Financing Obligations

On September 27, 2012, the Company acquired a pre-owned company vehicle on credit. The original cost basis was $49,824.  On November 13, 2015, the Company traded the vehicle for a new leased vehicle for $6,714 due at signing.  The Company is obligated to pay a total of $48,944 for 36 months with a monthly  payment of $1,196.56.

On November 13, 2015, the Company acquired a pre-owned company vehicle on credit. The original cost basis was $56,963.  The Company paid $5,000 as a down payment.  The amount financed by the seller is $48,259, and the Company makes monthly payments of $866.  The Company is obligated to pay a total of $51,963 over the course of the loan. This note bears interest at the annual percentage rate of 2.9%, and the term is 60 months.  The total finance charge associated with this note is $3,704.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2015 and 2014 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2015	2014

Audit fees	$18,750	$17,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$18,750	$17,000

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements.  Before our independent accountants were engaged by to render these services, their engagement was approved by our directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a) Financial Statements

Index to Financial Statements:
Exeo Entertainment, Inc.'s audited Financial Statements, as described below, are attached hereto.

EXEO ENTERTAINMENT, INC.

TABLE OF CONTENTS

NOVEMBER 30, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Exeo Entertainment, Inc.

We have audited the accompanying balance sheets of Exeo Entertainment, Inc. as of November 30, 2014 and 2015, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended November 30, 2015.  Exeo Entertainment, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exeo Entertainment, Inc. as of November 30, 2014 and 2015, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended November 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has minimal revenues, , has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note A.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
March 1, 2016

EXEO ENTERTAINMENT, INC.
BALANCE SHEETS
(audited)	November 30,	November 30,
	2015	2014

ASSETS

Current Assets
Cash and cash equivalents	$427,663	$326,683
Inventory	231,610	14,957
Prepaid expenses	1,840	-
Accounts Receivable	-	110
Total current assets	661,113	341,750

Property and equipment, net	92,953	81,961

TOTAL ASSETS	$754,066	$423,711

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Current liabilities
Accounts payable and accrued expenses	$20,328	38,513
Accrued interest payable - related party	9,553	4,854
Payroll liabilities	88,901	66,191
Due to related parties	75,000	85,000
Royalty payable	273,712	34,149
Notes payable	10,099	9,698
Total current liabilities	477,593	238,405

Long-term liabilities
Notes payable	41,864	9,307
Total long-term liabilities	41,864	9,307

Total Liabilities	519,457	247,712

Series A redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 19,500 shares issued and
outstanding; 0 shares unissued as of November 30, 2015 (liquidation preference of $51,238). Stated at redemption value.	119,487	108,469
Series B redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 201,640 shares issued and
outstanding; 5,000 shares unissued as of November 30, 2015 (liquidation preference of $316,131). Stated at redemption value.	1,087,906	50,625

Stockholders' equity (deficit)
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares
authorized, 19,500 and 19,500 shares issued, respectively	-	-
Convertible Preferred Stock Series B - 15%, $0.0001 par value, 1,000,000 shares
authorized, 61,500 and 10,000 shares issued, respectively	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized; 24,140,600
and 24,255,231 shares issued and outstanding, respectively	2,425	2,414
Additional paid-in capital	3,135,349	2,839,003
Stock payable	100,000	-
Deficit accumulated	(4,210,558)	(2,824,512)
Total stockholders' equity (deficit)	(972,784)	16,905

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$754,066	$423,711

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(audited)

	One year ending November 30, 2015	One year ending November 30, 2014
REVENUES	$27,247	$3,636
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	(11,055)	(1,574)
GROSS PROFIT	16,192	2,062

OPERATING EXPENSES
General and administrative	793,528	595,871
Executive compensation	343,109	353,425
Professional fees	173,950	182,200
Depreciation	29,709	29,124
TOTAL OPERATING EXPENSES	1,340,296	1,160,620

INCOME (LOSS) FROM OPERATIONS	(1,324,104)	(1,158,558)

OTHER INCOME (EXPENSE)
Gain (Loss) from foreign currency transactions	22,031	(1,760)
Other loss	(9,694)	-
Interest expense - related party	(4,699)	(4,854)
Interest expense	(968)	(899)
TOTAL OTHER INCOME (EXPENSES)	6,670	(7,513)

NET INOME (LOSS)	(1,317,434)	(1,166,071)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	(68,612)	(11,594)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,386,046)	$(1,177,665)

NET LOSS PER SHARE: BASIC	$(0.05)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC
	24,147,019	23,706,642

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(audited)

			Additional			Total
	Common Shares		Paid-In	Subscriptions	Deficit	Stockholders'
	Shares	Amount	Capital	Payable	Accumulated	Equity (Deficit)

Balance, November 30, 2013	23,433,100	$2,343	$2,076,147	$-	$(1,646,847)	$431,643

Shares issued for cash at $0.80
per share	707,500	71	565,929			566,000

Stock options granted to officers			200,004			200,004

Equity issuance costs			(3,077)			(3,077)

Net loss for the year ended
November 30, 2014					(1,177,665)	(1,177,665)

Balance, November 30, 2014	24,140,600	$2,414	$2,839,003	$-	$(2,824,512)	$16,905

Contributed capital			8,052			8,052

Cash received for sale of
common stock				100,000		100,000

Stock options granted to officers			200,004			200,004

Shares issued for services at $0.80	114,631	11	91,693			91,705
Per share

Equity issuance costs			(3,404)			(3,404)

Net loss for the year ended
November 30, 2015					(1,386,046)	(1,386,046)

Balance, November 30, 2015	24,255,231	$2,425	$3,135,349	$100,000	$(4,210,558)	$(972,784)

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(audited)

	One year ending November 30, 2015	One year ending November 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,317,434)	$(1,166,071)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	29,709	29,124
Stock-based compensation to officers	200,004	200,004
Shares issued for services	91,705	-
Changes in assets and liabilities
Decrease (Increase) in pre-paid expenses	(1,840)	44,146
Increase in accounts receivable	110	(110)
Decrease (Increase) in inventory	(216,653)	(14,957)
(Decrease) Increase in accounts payable and accrued expenses	(18,185)	(8,968)
Decrease in accrued interest - related party	4,699	4,854
Increase in payroll liabilities	22,710	66,191
Increase in royalty payable	239,563	34,149
Net Cash Used in Operating Activities	(965,612)	(811,638)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(40,701)	(5,521)
Cash Flows Used in Investing Activities	(40,701)	(5,521)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	104,649	562,922
Proceeds from issuance of preferred stock, net of issuance costs	979,687	147,500
Proceeds from related party debt	-	85,000
Payments to related party debt	(10,000)	-
Payments on notes payable - auto loan (principal)	32,957	(9,879)
Cash Flows Provided by Financing Activities	1,107,293	785,543

Net increase in cash and cash equivalents	100,980	(31,616)

Cash and cash equivalents, beginning of the period	326,683	358,299

Cash and cash equivalents, end of the period	$427,663	$326,683

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,606	$-
Dividend of redeemable preferred stock	$68,612	$11,594

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2015
(audited)

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

Inventory
Inventories are stated at cost, not to exceed fair market value. The cost of the Company’s inventory ($231,610 and $14,957 at November 30, 2015 and November 30, 2014, respectively) has been determined using the first-in first-out (FIFO) method. The reduction in current costs as compared to LIFO costs of inventory equals zero at November 30, 2015 and November 30, 2014, respectively.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2015
(audited)

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

Impairment of Long-Lived Assets
The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. No impairments were recorded at November 30, 2015. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

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

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.  For the year ended November 30, 2015 and 2014, the Company recognized $27,247 and $3,636 in revenue, respectively.

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

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2015
(audited)

Note A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Concentrations of Risk
The Company’s bank accounts are deposited in insured institutions. The maximum insured by the FDIC per bank account is not an issue here since the Company’s bank accounts do not bear any interest and the FDIC limits far exceed balances on deposit. The Company’s funds were held in a single account.  At November 30, 2015, the Company’s bank balance did not exceed the insured amounts.

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

Liquidity and Going Concern
The Company has incurred an accumulated deficit of ($4,210,558) since inception. The Company incurred significant initial research and product development costs, including expenditures associated with hardware engineering and the design and development of its hardware components and prototypes associated with the Zaaz™ keyboard, the Extreme Gamer, and the Psyko Krypton™ surround sound gaming headphones. The Company also incurred costs associated with its acquisition of property, plant and equipment for its 10,000 square foot office and warehouse.

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

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2015
(audited)

Note A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Note B: PROPERTY AND EQUIPMENT

The Company owned property and equipment, recorded at cost, which consisted of the following at November 30, 2015 and November 30, 2014:

	November 30, 2015	November 30, 2014
Furniture and fixtures	$21,499	$21,499
Office & computer equipment	34,051	31,364
Vehicles	96,943	89,805
Subtotal	152,494	142,668
Less: Accumulated depreciation	(59,541)	(60,707)
Property and equipment, net	$92,953	$81,961

Depreciation expense was $29,709 and $29,124 for the years ended November 30, 2015 and 2014.

Note C: HARDWARE DEVELOPMENT COSTS

The Company incurred $7,850 and $110,348 for research and development costs for the years ended November 30, 2015 and 2014, respectively. These costs relate to hardware engineering, design and development of the Krankz™ and Krankz Maxx™ Bluetooth Wireless Headset and the Psyko Krypton® surround sound gaming headphones for personal computers.

Note D:  PREPAID EXPENSES

At November 30, 2015, the balance of prepaid expenses on the balance sheet of the Company is $1,840, which primarily relates to a prepayment of an annual fee for investor relations.

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

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2015
(audited)

Note F:  COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 24,255,231 and 24,140,600 shares issued and outstanding at November 30, 2015 and November 30, 2014, respectively.  During the month of March, 2015, one accredited investor, previously known by the officers of the Company, as well as having been a prior investor in the common stock of the Company, subscribed to 322,188 shares of common stock of the Company upon the exercise of his common stock warrants. The Company accepted this subscription at a discounted price of $0.31037 per share. Prior private party sales of the Company’s common stock occurred in August, 2014 and such sales by the Issuer were at $0.80 per share.  The discount in sales price represented by this transaction cannot be reasonably ascertained due to the lack of recent sales of issuer securities.  Reasons for such discount may include various factors such as the dollar amount of the single transaction, limitations upon the immediate marketability of the common stock of the company, restrictive legends applied to this stock certificate, and price volatility, if applicable, as reflected in the open market.  At the time of this subscription, the Common shares of the Company were quoted at $1.00 per share and were not actively trading on the OTC BB and OTC Markets- QB. For the reasons stated above, the price quotation in the open market should not be relied upon for purpose of the determination of the discount rate applied to this sales transaction.  As of the date of this filing, the shares have not been issued and are recorded to stock payable.

On November 20, 2015, the Company issued 114,631 shares of common stock for services totaling $91,705.  The shares were valued based on the stock price on the market at the time which was $0.80 per share.

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
Notes to Financial Statements
November 30, 2015
(audited)

Note G:  STOCK OPTIONS AND WARRANTS (CONTINUED)

The following is a summary of the status of all of the Company’s stock options issued to the Company’s management as of November 30, 2014 and the changes from December 1, 2014 to November 30, 2015.

	# of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding November 30, 2014	4,000,000	$0.25	31.50 months
Granted	-	$ -	-
Exercised	-	$ -	-
Cancelled	-	$ -	-
Outstanding at November 30, 2015	4,000,000	$0.25	20.50 months
Exercisable at November 30, 2015	2,700,000	$0.25	20.50 months

Stock Warrants Issued to Investors

Prior to March 3, 2014, the Company issued 48,750 common stock warrants to Series A Preferred Stock purchasers in February and March, 2014.

The following is a summary of the status of all of the Company’s stock warrants as of November 30, 2015, and the changes from December 1, 2014 to November 30, 2015.

	# of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at November 30, 2014	1,841,250	$1.00	4 month
Granted	0	$1.00
Exercised	0	$ .80	-
Cancelled	1,792,500	$ -	-
Outstanding at November 30, 2015	48,750	$2.00	15 month
Exercisable at November 30, 2015	48,750	$2.00	15 month

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

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2015
(audited)

Note H:  PREFERRED STOCK (CONTINUED)

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

During the year ended November 30, 2015, forty-five accredited investors subscribed to 206,640 shares, in total, of Series B Preferred Stock in exchange for cash consideration of $1,033,200, in total, at $5.00 for each share.  As of November 30, 2015, 201,640 shares have been issued, while 5,000  shares have not been issued and have been presented outside of permanent equity in accordance with ASC 48-10, Classification and Measurement of Redeemable Securities.  The Company relies upon an exemption from registration under the Securities Act of 1933 pursuant to Regulation D, Section 506. The Company agreed to pay interest on such funds at 12% per annum. Each person executed a stock subscription agreement and delivered funds in exchange for the delivery of Series B Convertible Preferred Shares at a price of $5.00 per share. Stock warrants were not sold or included in the offering to such investors.

All shares of redeemable convertible preferred stock have been presented outside of permanent equity in accordance with ASC 48-10, Classification and Measurement of Redeemable Securities. The Company accretes the carrying value of its Series A and B redeemable convertible preferred stock to its estimate of fair value (i.e. redemption value) at period end. The estimated fair value of the Series A and Series B redeemable convertible preferred stock at November 30, 2015 was $119,487 and 1,087,906, respectively.

We incurred equity issuance costs of $3,403 and $3,078 for the years ended November, 2015, and 2014, respectively.  Rather than expense these costs, such items are charged against the Company’s equity. Our employees coordinate various matters associated with the sales of issuer securities to accredited investors.  Equity issuance costs include such wages. These costs also include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

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

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2015
(audited)

Note H:  PREFERRED STOCK (CONTINUED)

A	15%	3/1/2014	2/28/2017	10,000	3,000	12,630
A	15%	3/1/2014	2/28/2017	15,000	4,500	18,945
A	15%	3/1/2014	2/28/2017	15,000	4,500	18,945
B	12%	9/9/2014	9/8/2016	12,500	3,750	16,250
B	12%	10/21/2014	10/20/2016	25,000	7,500	32,500
B	12%	11/26/2014	11/25/2016	12,500	3,750	16,250
B	12%	12/5/2014	12/4/2017	25,000	7,500	32,500
B	12%	1/12/2015	1/11/2017	12,500	3,750	16,250
B	12%	1/12/2015	1/11/2015	12,500	3,750	16,250
B	12%	1/20/2015	1/19/2017	12,500	3,750	16,250
B	12%	2/10/2015	2/9/2017	12,500	3,750	16,250
B	12%	2/27/2015	2/26/2017	25,000	7,500	32,500
B	12%	3/14/2015	3/13/2017	25,000	7,500	32,500
B	12%	3/19/2015	3/18/2017	12,500	3,750	16,250
B	12%	3/27/2015	3/26/2017	11,000	3,300	14,300
B	12%	4/3/2015	4/2/2017	12,500	3,750	16,250
B	12%	4/3/2015	4/2/2017	12,500	3,750	16,250
B	12%	4/22/2015	4/21/2017	9,000	2,700	11,700
B	12%	4/30/2015	4/29/2017	50,000	15,000	65,000
B	12%	4/30/2015	4/29/2017	12,500	3,750	16,250
B	12%	4/30/2015	4/29/2017	12,500	3,750	16,250
B	12%	5/6/2015	5/5/2017	3,500	1,050	4,550
B	12%	5/12/2015	5/11/2017	25,000	7,500	32,500
B	12%	5/22/2015	5/21/2017	10,000	3,000	13,000
B	12%	5/26/2015	5/25/2015	65,000	19,500	84,500
B	12%	6/1/2015	5/31/2017	6,250	1,875	8,125
B	12%	6/4/2015	6/3/2017	12,200	3,660	15,860
B	12%	6/10/2015	6/9/2017	25,000	7,500	32,500
B	12%	6/19/2015	6/18/2017	25,000	7,500	32,500
B	12%	6/25/2015	6/24/2017	35,000	10,500	45,500
B	12%	7/8/2015	7/7/2017	25,000	7,500	32,500
B	12%	7/9/2015	7/8/2017	6,250	1,875	8,125
B	12%	7/10/2015	7/9/2017	25,000	7,500	32,500
B	12%	7/16/2015	7/15/2017	12,500	3,750	16,250
B	12%	7/24/2015	7/23/2017	12,500	3,750	16,250
B	12%	8/14/2015	8/13/2017	12,500	3,750	16,250
B	12%	8/14/2015	8/13/2017	6,250	1,875	8,125
B	12%	8/13/2015	8/12/2017	12,500	3,750	16,250
B	12%	8/17/2015	8/16/2017	12,500	3,750	16,250
B	12%	8/18/2015	8/17/2017	12,500	3,750	16,250
B	12%	8/18/2015	8/17/2017	6,250	1,875	8,125
B	12%	8/21/2015	8/20/2017	12,500	3,750	16,250
B	12%	8/24/2015	8/23/2017	12,500	3,750	16,250

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2015
(audited)

Note H:  PREFERRED STOCK (CONTINUED)

B	12%	8/26/2015	8/25/2017	12,500	3,750	16,250
B	12%	8/28/2015	8/27/2017	12,500	3,750	16,250
B	12%	9/2/2015	9/1/2017	12,500	3,750	16,250
B	12%	9/4/2015	9/3/2017	12,500	3,750	16,250
B	12%	9/4/2015	9/3/2017	12,500	3,750	16,250
B	12%	9/9/2015	9/8/2017	12,500	3,750	16,250
B	12%	9/11/2015	9/10/2017	25,000	7,500	32,500
B	12%	9/14/2015	9/13/2017	25,000	7,500	32,500
B	12%	9/16/2015	9/15/2017	25,000	7,500	32,500
B	12%	9/21/2015	9/20/2017	12,500	3,750	16,250
B	12%	10/1/2015	9/30/2017	12,500	3,750	16,250
B	12%	10/8/2015	10/7/2017	12,500	3,750	16,250
B	12%	10/12/2015	10/11/2017	12,500	3,750	16,250
B	12%	10/19/2015	10/18/2017	12,500	3,750	16,250
B	12%	10/21/2015	10/20/2017	12,500	3,750	16,250
B	12%	10/21/2015	10/20/2017	12,500	3,750	16,250
B	12%	11/6/2015	11/5/2017	12,500	3,750	16,250
B	12%	11/2/2015	11/1/2017	12,500	3,750	16,250
B	12%	11/3/2015	11/2/2017	12,500	3,750	16,250
B	12%	11/4/2015	11/3/2017	12,500	3,750	16,250
B	12%	11/5/2015	11/4/2017	12,500	3,750	16,250
B	12%	11/12/2015	11/11/2017	25,000	7,500	32,500
B	12%	11/27/2015	11/26/2017	12,500	3,750	16,250
B	12%	11/27/2015	11/26/2017	12,500	3,750	16,250

Totals				$1,130,700	$339,210	$1,466,304

Note I:  RELATED PARTY TRANSACTIONS

Notes Payable to Officer

An officer received promissory notes from the Company in exchange for loans from the officer for $85,000.  The terms of the notes provide that the Company shall repay the principal of each note in full within nine months of the date of each note.   In addition, the Company is obligated to pay interest at a flat rate of 6.00% upon maturity of each note.  At the sole discretion of the officer, the notes may be extended for an additional nine month term.  The Officer agreed to extend the notes for an additional nine month period.  The maturity dates after the extensions are reflected below. In November 2015, the Company made a $10,000 payment to an officer towards the entire principal of one note dated December, 2013. The Company made no payment towards $9,553 accrued interest.

Date of Each Note	Amount of Each Note	Accrued Interest through the Maturity Date	Maturity Date of Each Note
December 30, 2013	$ 25,000	$4,442	September 29, 2016
January 24, 2014	$ 50,000	$6,821	January 23, 2016

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2015
(audited)

Note I:  RELATED PARTY TRANSACTIONS (CONTINUED)

Compensation of Officers

The Company entered into officer compensation agreements with two officer/directors whereby each receives $60,000 per annum as cash compensation.  The Company pays each officer $5,000 per month.

The amount paid to the two officers in total was $143,105 and $153,421 during the years ended November 30, 2015 and 2014, respectfully. In addition, each officer/director received additional compensation in the form of non-cash incentive stock options granted on July 15, 2012.  Each person received 2,000,000 stock options.  For further discussion of the terms of the grant of stock options, see Note G.

Note J: COMMITMENTS AND CONTINGENCIES

Royalty Payable Obligation

At January 1, 2015, the Company is obligated to pay minimum monthly royalties of approximately $80,000 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.  For the year ended November 30, 2015, the Company has made a total of $50,000 towards this obligation and no royalty invoices have been received from Psyko Audio Labs.  Royalty payable was $273,712 for the year ended November 30, 2015.  For the year ended November 30, 2015, royalty expense and the related gain on foreign currency transactions were $311,594 and $22,031, respectively.

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

As of November 30, 2015, the monthly minimum rental payment is $7,006. Rent expense was $84,072 and $84,072 for the years ended November 30, 2015 and 2014, respectively.

Note Payable for Vehicle Financing Obligations

On September 27, 2012, the Company acquired a pre-owned company vehicle on credit. The original cost basis was $49,824.  On November 13, 2015, the Company traded the vehicle for a new leased vehicle for $6,714 due at signing.  The Company is obligated to pay a total of $48,944 for 36 months with a monthly payment of $1,196.56.

On November 13, 2015, the Company acquired a pre-owned company vehicle on credit. The original cost basis was $56,963.  The Company paid $5,000 as a down payment.  The amount financed by the seller is $48,259, and the Company makes monthly payments of $866.  The Company is obligated to pay a total of $51,963 over the course of the loan.  This note bears interest at the annual percentage rate of 2.9%, and the term is 60 months.  The total finance charge associated with this note is $3,704.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2015
(audited)

Note K: REINSTATEMENT OF FINANCIAL STATEMENTS

Below are adjustments to financial statements for the year ended November 30, 2014.

EXEO ENTERTAINMENT, INC.
BALANCE SHEETS
(audited)
	November 30,		November 30,
	2014		2014
	(Originial		(Corrected
	amount)	(Adjustments)	amount)
ASSETS

Current Assets
Cash and cash equivalents	$326,684	$(1)	$326,683
Inventory	14,914	43	14,957
Prepaid expenses	2,919	(2,919)	-
Accounts Receivable	110	(0)	110
Total current assets	344,627		341,750

Property and equipment, net	81,130	831	81,961

TOTAL ASSETS	$425,757		$423,711

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Current liabilities
Accounts payable and accrued expenses	$69,287	$(30,774)	38,513
Accrued interest payable - related party	11,792	(6,938)	4,854
Payroll liabilities	18,025	48,166	66,191
Due to related parties	85,000	-	85,000
Royalty payable	-	51,661	51,661
Notes payable	9,698	-	9,698
Total current liabilities	193,802		255,917

Long-term liabilities
Notes payable	9,307	0	9,307
Total long-term liabilities	9,307		9,307

Total Liabilities	203,109		265,224

Series A redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 19,500 shares issued and
outstanding; 0 shares unissued as of November 30, 2015 (liquidation preference of $51,238). Stated at redemption value.	-	108,469	108,469
Series B redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 201,640 shares issued and
outstanding; 5,000 shares unissued as of November 30, 2015 (liquidation preference of $316,131). Stated at redemption value.	-	50,625	50,625

Stockholders' equity (deficit)
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares
authorized, 19,500 and 19,500 shares issued, respectively	2	(2)	-
Convertible Preferred Stock Series B - 15%, $0.0001 par value, 1,000,000 shares
authorized, 61,500 and 10,000 shares issued, respectively	1	(1)	-
Common stock - $0.0001 par value, 100,000,000 shares authorized; 24,140,600
and 24,140,600 shares issued and outstanding, respectively	2,414	-	2,414
Additional paid-in capital	2,971,871	(132,868)	2,839,003
Stock payable	-	-	-
Deficit accumulated	(2,751,640)	(90,384)	(2,842,024)
Total stockholders' equity (deficit)	222,648		(607)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$425,757		$423,711

Note K: REINSTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

EXEO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(audited)
	November 30,		November 30,
	2014		2014
	(Originial		(Corrected
	amount)	(Adjustments)	amount)
REVENUES	$3,636	$-	$3,636
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	(1,617)	43	(1,574)
GROSS PROFIT	2,019		2,062

OPERATING EXPENSES
General and adminstrative	566,638	29,233	595,871
Executive compensation	320,329	33,096	353,425
Professional fees	182,200	-	182,200
Depreciation	27,331	1,793	29,124
TOTAL OPERATING EXPENSES	1,096,498		1,160,620

INCOME (LOSS) FROM OPERATIONS	(1,094,479)		(1,158,558)

OTHER INCOME (EXPENSE)
Gain (Loss) from foreign currency transactions	-	(19,272)	(19,272)
Forgiveness of debt	5,000	(5,000)	-
Impairment loss as to vehicle	(2,624)	2,624	-
Interest expense - related party	-	(4,854)	(4,854)
Interest expense	(12,690)	11,791	(899)
TOTAL OTHER INCOME (EXPENSES)	(10,314)		(25,025)

NET INOME (LOSS)	(1,104,793)		(1,183,583)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	-	(11,594)	(11,594)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,104,793)		$(1,195,177)

NET LOSS PER SHARE: BASIC	$(0.05)		$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC
	24,140,600		23,706,642

Note L: SUBSEQUENT EVENTS

During the period December 1, 2015 through the date of this report, five accredited investors subscribed to 21,250 shares of Series B stock.  Each person executed a stock subscription agreement and delivered funds in exchange for the delivery of Series B Convertible Preferred Shares at a price of $5.00 per share.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Jeffrey A. Weiland	President and Director	March 2, 2016
Jeffrey A. Weiland

/s/ Robert S. Amaral	Chief Executive Officer,	March 2, 2016
Robert S. Amaral	Treasurer and Director
(Principal Executive and Financial Officer