Form 10-Q
period 2016-02-29
Exeo Entertainment, Inc.
filed 2016-04-05
CIK 1528760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-190690

EXEO ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-2224704
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4478 Wagon Trail Ave., Las Vegas, NV 89118
(Address of principal executive offices and Zip Code)

(702) 361-3188
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of the date of filing of this report, there were outstanding 24,255,231 shares of the issuer’s common stock, par value $0.0001 per share. There were also outstanding 19,500 Series A, and 225,390, Series B Preferred Shares of the issuers preferred stock, par value $0.0001 per share.

EXEO ENTERTAINMENT, INC.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended February 29, 2016 are not necessarily indicative of the results that can be expected for the year ending November 30, 2016.

EXEO ENTERTAINMENT, INC.
BALANCE SHEETS
(unaudited)	February 29,	November 30,
	2016	2015

ASSETS

Current Assets
Cash and cash equivalents	$323,414	$427,663
Inventory	226,791	231,610
Prepaid expenses	9,292	1,840
Total current assets	559,497	661,113

Property and equipment, net	85,017	92,953

TOTAL ASSETS	$644,514	$754,066

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Liabilities
Current liabilities
Accounts payable and accrued expenses	$27,404	20,328
Accrued interest payable - related party	10,687	9,553
Payroll liabilities	95,114	88,901
Due to related parties	75,000	75,000
Royalty payable	344,179	273,712
Notes payable	10,099	10,099
Total current liabilities	562,483	477,593

Long-term liabilities
Notes payable	39,159	41,864
Total long-term liabilities	39,159	41,864

Total Liabilities	601,642	519,457

Series A redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 19,500 shares issued and
outstanding; 0 shares unissued as of February 29, 2016 (liquidation preference of $54,894). Stated at redemption value.	123,143	119,487
Series B redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 225,390 shares issued and
outstanding; 2,500 shares unissued as of February 29, 2016 (liquidation preference of $375,564). Stated at redemption value.	1,239,527	1,087,906

Stockholders' deficit

Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares authorized, 19,500 and 19,500 shares issued, respectively	-	-
Convertible Preferred Stock Series B - 12%, $0.0001 par value, 1,000,000 shares authorized, 225,390 and 2,500 shares issued, respectively	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized; 24,255,231 and 24,255,231 shares issued and outstanding, respectively	2,425	2,425
Additional paid-in capital	3,185,375	3,135,349
Stock payable	100,000	100,000
Deficit accumulated	(4,607,598)	(4,210,558)
Total stockholders' deficit	(1,319,798)	(972,784)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT	$644,514	$754,066

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three month period ending February 29, 2016	Three month period ending February 29, 2015
REVENUES	$12,548	$5,792
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	(4,877)	(2,893)
GROSS PROFIT	7,671	2,899

OPERATING EXPENSES
General and administrative	225,459	150,444
Executive compensation	90,607	82,486
Professional fees	44,638	16,131
Depreciation	7,936	7,458
TOTAL OPERATING EXPENSES	368,640	256,519

INCOME (LOSS) FROM OPERATIONS	(360,969)	(253,620)

OTHER INCOME (EXPENSE)
Gain from foreign currency transactions	1,503	1,669
Other income	312	-
Interest expense - related party	(1,134)	(1,271)
Interest expense	(225)	(60)
TOTAL OTHER INCOME (EXPENSES)	456	338

NET INOME (LOSS)	(360,513)	(253,282)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	(36,527)	(6,656)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(397,040)	$(259,938)

NET LOSS PER SHARE: BASIC	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC
	24,255,231	23,433,100

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
	Three month period ending February 29, 2016	Three month period ending February 29, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(360,513)	$(253,282)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	7,936	7,458
Stock-based compensation to officers	50,001	50,001
Changes in assets and liabilities
Decrease (Increase) in pre-paid expenses	(7,452)	(7,869)
Decrease (Increase) in inventory	4,819	(129,786)
(Decrease) Increase in accounts payable and accrued expenses	7,076	(13,425)
Decrease in accrued interest - related party	1,134	1,272
Increase in payroll liabilities	6,213	4,971
Increase in royalty payable	70,467	70,254
Net Cash Used in Operating Activities	(220,319)	(270,406)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of issuance costs	118,775	99,606
Payments on notes payable - auto loan (principal)	(2,705)	(1,666)
Cash Flows Provided by Financing Activities	116,070	97,940

Net increase in cash and cash equivalents	(104,249)	(172,466)

Cash and cash equivalents, beginning of the period	427,663	326,683

Cash and cash equivalents, end of the period	$323,414	$154,217

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Dividend of redeemable preferred stock	$36,527	$6,656

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 29, 2016

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

Inventory
Inventories are stated at cost, not to exceed fair market value. The cost of the Company’s inventory ($226,791 and $231,610 at February 29, 2016 and November 30, 2015, respectively) has been determined using the first-in first-out (FIFO) method. The reduction in current costs as compared to LIFO costs of inventory equals zero at February 29, 2016 and November 30, 2015, respectively.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 29, 2016

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

Impairment of Long-Lived Assets
The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. No impairments were recorded at February 29, 2016. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

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
February 29, 2016

Note A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.  For the three months ended February 29, 2016 and 2015, the Company recognized $12,548 and $5,792 in revenue, respectively.

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

Concentrations of Risk
The Company’s bank accounts are deposited in insured institutions. The maximum insured by the FDIC per bank account is not an issue here since the Company’s bank accounts do not bear any interest and the FDIC limits far exceed balances on deposit. The Company’s funds were held in a single account.  At February 29, 2016, the Company’s bank balance did not exceed the insured amounts.

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

Liquidity and Going Concern
The Company has incurred an accumulated deficit of ($4,607,598) since inception. The Company incurred significant initial research and product development costs, including expenditures associated with hardware engineering and the design and development of its hardware components and prototypes associated with the Zaaz™ keyboard, the Extreme Gamer, and the Psyko Krypton™ surround sound gaming headphones. The Company also incurred costs associated with its acquisition of property, plant and equipment for its 10,000 square foot office and warehouse.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 29, 2016

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

Note B: PROPERTY AND EQUIPMENT

The Company owned property and equipment, recorded at cost, which consisted of the following at February 29, 2016 and November 30, 2015:

	February 29, 2016	November30, 2015
Furniture and fixtures	$21,499	$21,499
Office & computer equipment	34,051	34,051
Vehicles	96,943	96,943
Subtotal	152,494	152,494
Less: Accumulated depreciation	(67,477)	(59,541)
Property and equipment, net	$85,017	$92,953

Depreciation expense was $7,936 and $7,458 for the three months ended February 29, 2016 and 2015.

Note C: HARDWARE DEVELOPMENT COSTS

The Company incurred $15,293 and $238 for research and development costs for the three months ended February 29, 2016 and 2015, respectively. As to the three months ended February 29, 2016, these costs relate to hardware engineering, design and development of the Krankz™ and Krankz Maxx™ Bluetooth Wireless Headset and the Psyko Krypton® surround sound gaming headphones for personal computers.

Note D:  PREPAID EXPENSES

At February 29, 2016, the balance of prepaid expenses on the balance sheet of the Company is $9,292, which primarily relates to a prepayment of an annual fee for investor relations. At November 30, 2015, the balance of prepaid expenses on the balance sheet of the Company is $1,840.  Prepaid expenses at November 30, 2015 also consist of a prepayment of an annual fee for investor relations.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 29, 2016

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

Note F:  COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 24,255,231 and 24,255,231 shares issued and outstanding at February 29, 2016 and November 30, 2015, respectively.  During the month of March, 2015, one accredited investor, previously known by the officers of the Company, as well as having been a prior investor in the common stock of the Company, subscribed to 322,188 shares of common stock of the Company upon the exercise of his common stock warrants. The Company accepted this subscription at a discounted price of $0.31037 per share. Prior private party sales of the Company’s common stock occurred in August, 2014 and such sales by the Issuer were at $0.80 per share.  The discount in sales price represented by this transaction cannot be reasonably ascertained due to the lack of recent sales of issuer securities.  Reasons for such discount may include various factors such as the dollar amount of the single transaction, limitations upon the immediate marketability of the common stock of the company, restrictive legends applied to this stock certificate, and price volatility, if applicable, as reflected in the open market.  At the time of this subscription, the Common shares of the Company were quoted at $1.00 per share and were not actively trading on the OTC BB and OTC Markets- QB. For the reasons stated above, the price quotation in the open market should not be relied upon for purpose of the determination of the discount rate applied to this sales transaction.  As of the date of this filing, the shares have not been issued and are recorded to stock payable.

Note G:  STOCK OPTIONS AND WARRANTS

Stock-Based Compensation to Employees

Pursuant to the employee incentive stock option plan, on July 15, 2012, the Company granted 2,000,000 shares to each of its two officers and directors.  The option agreement provides the employee has no more than five years from the date of the grant to exercise the options at an exercise price of $0.25 per share.  The employee may only exercise such options based upon the contracted vesting schedule, which

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 29, 2016

Note G:  STOCK OPTIONS AND WARRANTS (CONTINUED)

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

The following is a summary of the status of all of the Company’s stock options issued to the Company’s management as of November 30, 2015 and the changes from December 1, 2015 to February 29, 2016.

	# of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding November 30, 2015	4,000,000	$0.25	20.50 months
Granted	-	$-	-
Exercised	-	$-	-
Cancelled	-	$-	-
Outstanding at February 29, 2016	4,000,000	$0.25	17.50 months
Exercisable at February 29, 2016	2,900,000	$0.25	17.50 months

Stock Warrants Issued to Investors

Prior to March 3, 2014, the Company issued 48,750 common stock warrants to Series A Preferred Stock purchasers in February and March, 2014.

The following is a summary of the status of all of the Company’s stock warrants as of February 29, 2016, and the changes from December 1, 2015 to February 29, 2016.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 29, 2016

Note G:  STOCK OPTIONS AND WARRANTS (CONTINUED)

	# of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at November 30, 2015	48,750	$1.00	15 months
Granted	0	$0.00	-
Exercised	0	$0.00	-
Cancelled	0	$0.00	-
Outstanding at February 29, 2016	48,750	$2.00	12 months
Exercisable at February 29, 2016	48,750	$2.00	12 months

Note H:  PREFERRED STOCK

Issuances of Series A Convertible Preferred Stock

Since March 3, 2014, the Company has not offered or sold any Series A Convertible Preferred Stock and has no intent to do so during fiscal year ended November 30, 2016.

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

During the three month period ended February 29, 2016, nine accredited investors subscribed to 23,750 shares, in total, of Series B Preferred Stock in exchange for cash consideration of $118,750, in total, at $5.00 for each share.  As of February 29, 2016, 2,500 shares have not been issued and have been presented outside of permanent equity in accordance with ASC 48-10, Classification and Measurement of Redeemable Securities.  The Company relies upon an exemption from registration under the Securities Act of 1933 pursuant to Regulation D, Section 506. The Company agreed to pay interest on such funds at 12% per annum. Each person executed a stock subscription agreement and delivered funds in exchange for the delivery of Series B Convertible Preferred Shares at a price of $5.00 per share. Stock warrants were not sold or included in the offering to such investors.

All shares of redeemable convertible preferred stock have been presented outside of permanent equity in accordance with ASC 48-10, Classification and Measurement of Redeemable Securities. The Company accretes the carrying value of its Series A and B redeemable convertible preferred stock to its estimate of fair value (i.e. redemption value) at period end. The estimated fair value of the Series A and Series B redeemable convertible preferred stock at February 29, 2016 was $123,143 and 1,239,527, respectively.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 29, 2016

Note H:  PREFERRED STOCK (CONTINUED)

We incurred equity issuance costs of $25 and $394 for the three months ended February 29, 2016, and 2015, respectively.  Rather than expense these costs, such items are charged against the Company’s equity. Our employees coordinate various matters associated with the sales of issuer securities to accredited investors.  Equity issuance costs include such wages. These costs also include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

The following table will be formatted during the Edgar text conversion from table to transmission file. Edgarize using the Excel Spreadsheet instead. The same table was done earlier just new line items from nov 26 to feb 28.

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

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 29, 2016

Note H:  PREFERRED STOCK (CONTINUED)

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
February 29, 2016

Note H:  PREFERRED STOCK (CONTINUED)

Illustration of Accrued Interest (due annually) and Principal and Remaining Interest
Due at the Maturity Date of Convertible Preferred Stock Sold

Class of	Interest	Subscription	Maturity	Amount	Interest Accrued	Principal and
PF Stock	Rate	Date	Date	Invested	to Maturity Date	Interest
B	12%	8/26/2015	8/25/2017	12,500	3,750	16,250
B	12%	8/28/2015	8/27/2017	12,500	3,750	16,250
B	12%	9/2/2015	9/1/2017	12,500	3,750	16,250
B	12%	9/4/2015	9/3/2017	12,500	3,750	16,250
B	12%	9/4/2015	9/3/2017	12,500	3,750	16,250
B	12%	9/9/2015	9/8/2017	12,500	3,750	16,250
B	12%	9/11/2015	9/10/2017	25,000	7,500	32,500
B	12%	9/14/2015	9/13/2017	25,000	7,500	32,500
B	12%	9/16/2015	9/15/2017	25,000	7,500	32,500
B	12%	9/21/2015	9/20/2017	12,500	3,750	16,250
B	12%	10/1/2015	9/30/2017	12,500	3,750	16,250
B	12%	10/8/2015	10/7/2017	12,500	3,750	16,250
B	12%	10/12/2015	10/11/2017	12,500	3,750	16,250
B	12%	10/19/2015	10/18/2017	12,500	3,750	16,250
B	12%	10/21/2015	10/20/2017	12,500	3,750	16,250
B	12%	10/21/2015	10/20/2017	12,500	3,750	16,250
B	12%	11/6/2015	11/5/2017	12,500	3,750	16,250
B	12%	11/2/2015	11/1/2017	12,500	3,750	16,250
B	12%	11/3/2015	11/2/2017	12,500	3,750	16,250
B	12%	11/4/2015	11/3/2017	12,500	3,750	16,250
B	12%	11/5/2015	11/4/2017	12,500	3,750	16,250
B	12%	11/12/2015	11/11/2017	25,000	7,500	32,500
B	12%	11/27/2015	11/26/2017	12,500	3,750	16,250
B	12%	11/27/2015	11/26/2017	12,500	3,750	16,250
B	12%	12/7/2015	12/6/2017	12,500	3,750	16,250
B	12%	12/22/2015	12/21/2017	50,000	15,000	65,000
B	12%	12/22/2015	12/21/2017	6,250	1,875	8,125
B	12%	1/25/2016	1/24/2018	12,500	3,750	16,250
B	12%	2/5/2016	2/4/2018	12,500	3,750	16,250
B	12%	2/8/2016	2/7/2018	12,500	3,750	16,250
B	12%	2/29/2016	2/28/2018	12,500	3,750	16,250
Totals				$1,249,450	$374,835	$1,620,679

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 29, 2016

Note I:  RELATED PARTY TRANSACTIONS

Notes Payable to Officer

An officer received promissory notes from the Company in exchange for loans from the officer for $85,000.  The terms of the notes provide that the Company shall repay the principal of each note in full within nine months of the date of each note.   In addition, the Company is obligated to pay interest at a flat rate of 6.00% upon maturity of each note.  At the sole discretion of the officer, the notes may be extended for an additional nine month term.  The Officer agreed to extend the notes for an additional nine month period.  The maturity dates after the extensions are reflected below. In August 2015, the Company made a $10,000 payment to an officer towards the entire principal of one note dated December, 2013. The Company made no payment towards $10,687 accrued interest.

Date of Each Note	Amount of Each Note	Accrued Interest through the Maturity Date	Maturity Date of Each Note
December 30, 2013	$25,000	$4,442	September 29, 2016
January 24, 2014	$50,000	$9,106	October 23, 2016

Compensation of Officers

The Company entered into officer compensation agreements with two officer/directors whereby each receives $60,000 per annum as cash compensation.  The Company pays each officer $5,000 per month.

The amount paid to the two officers in total was $40,606 and $32,485 during the three months ended February 29, 2016 and 2015, respectfully. In addition, each officer/director received additional compensation in the form of non-cash incentive stock options granted on July 15, 2012.  Each person received 2,000,000 stock options.  For further discussion of the terms of the grant of stock options, see Note G.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 29, 2016

Note J: COMMITMENTS AND CONTINGENCIES

Royalty Payable Obligation

At January 1, 2015, the Company is obligated to pay minimum monthly royalties of approximately $80,000 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.   Royalty payable was $344,179 for the three months ended February 29, 2016.  For the three months ended February 29, 2016, royalty expense and the related gain on foreign currency transactions was $71,970 and $1,503, respectively.

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

As of February 29, 2016, the monthly minimum rental payment is $7,006. Rent expense was $21,018 and $21,018 for the three months ended February 29, 2016 and 2015, respectively.

Note Payable for Vehicle Financing Obligations

On September 27, 2012, the Company acquired a pre-owned company vehicle on credit. The original cost basis was $49,824.  On November 13, 2015, the Company traded the vehicle for a new leased vehicle for $6,714 due at signing.  The Company is obligated to pay a total of $51,963 for 36 months with a monthly payment of $1,196.

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

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 29, 2016

Note K: REINSTATEMENT OF FINANCIAL STATEMENTS

On July 27, 2015 (the “Engagement Date”), he Board of Directors of the Company appointed Seale and Beers, CPAs, LLC (“SB”) as the Company’s independent registered public accounting firm, beginning with the period ending August 31, 2015.  After auditing the periods for the years ending November 30, 2015 and 2014, management and SB found several error that were not in accordance to generally accepted accounting principles.  Therefore, management concluded that a reinstatement of financial statements were required.

Below are adjustments to financial statements for the three months ended February 29, 2015.

EXEO ENTERTAINMENT, INC.
BALANCE SHEETS
(unaudited)
	February 28,		February 28,
	2015		2015
	(Originial		(Corrected
	amount)	(Adjustments)	amount)
ASSETS

Current Assets
Cash and cash equivalents	$154,217	$-	$154,217
Inventory	144,744	-	144,744
Prepaid expenses	7,868	-	7,868
Accounts Receivable	110	-	110
Total current assets	306,939		306,939

Property and equipment, net	74,458	45	74,503

TOTAL ASSETS	$381,397		$381,442

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Current liabilities
Accounts payable and accrued expenses	$25,338	$(250)	25,088
Accrued interest payable to non-affiliates	18,233	(18,233)	-
Accrued interest payable - related party	-	6,126	6,126
Payroll liabilities	35,530	35,632	71,162
Due to related parties	85,000	-	85,000
Royalty payable	-	104,403	104,403
Notes payable	9,698	-	9,698
Total current liabilities	173,799		301,477

Long-term liabilities
Notes payable	7,641	-	7,641
Total long-term liabilities	7,641		7,641

Total Liabilities	181,440		309,118

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 29, 2016

Note K: REINSTATEMENT OF FINANCIAL STATEMENTS

BALANCE SHEETS (CONTINUED)

Series A redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 19,500 shares issued and
outstanding; 0 shares unissued as of November 30, 2015 (liquidation preference of $51,238). Stated at redemption value.	-	112,125	112,125
Series B redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 201,640 shares issued and
outstanding; 5,000 shares unissued as of November 30, 2015 (liquidation preference of $316,131). Stated at redemption value.	-	153,625	153,625

Stockholders' equity (deficit)
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares
authorized, 19,500 and 19,500 shares issued, respectively	2	(2)	-
Convertible Preferred Stock Series B - 15%, $0.0001 par value, 1,000,000 shares
authorized, 61,500 and 10,000 shares issued, respectively	3	(3)	-
Common stock - $0.0001 par value, 100,000,000 shares authorized; 24,140,600
and 24,140,600 shares issued and outstanding, respectively	2,414	-	2,414
Additional paid-in capital	3,116,808	(228,198)	2,888,610
Stock payable	-	-	-
Deficit accumulated	(2,919,270)	(165,180)	(3,084,450)
Total stockholders' equity (deficit)	199,957		(193,426)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$381,397		$381,442

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 29, 2016

EXEO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(unaudited)
	February 28,		February 28,
	2015		2015
	(Originial		(Corrected
	amount)	(Adjustments)	amount)
REVENUES	$5,792	$-	$5,792
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	(2,850)	(43)	(2,893)
GROSS PROFIT	2,942		2,899

OPERATING EXPENSES
General and adminstrative	141,572	8,872	150,444
Executive compensation	30,000	52,486	82,486
Professional fees	16,131	-	16,131
Depreciation	6,672	786	7,458
TOTAL OPERATING EXPENSES	194,375		256,519

INCOME (LOSS) FROM OPERATIONS	(191,433)		(253,620)

OTHER INCOME (EXPENSE)
Gain (Loss) from foreign currency transactions	-	1,669	1,669
Forgiveness of debt	33,149	(33,149)	-
Interest expense - related party	-	(1,271)	(1,271)
Interest expense	(6,721)	6,661	(60)
TOTAL OTHER INCOME (EXPENSES)	26,428		338

NET INOME (LOSS)	(165,005)		(253,282)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	-	(6,656)	(6,656)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(165,005)	(94,933)	$(259,938)

NET LOSS PER SHARE: BASIC	$(0.01)		$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC
	23,433,100		23,433,100

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Subsidiaries

We do not have any subsidiaries.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparison of Three Month Results for the quarters ended February 29, 2016 and 2015, respectively

Revenues and Gross Profit

For the three months ended February 29, 2016 and 2015, the Company recognized $12,548 and $5,792 in revenue, respectively.   At February 29, 2016, the Company had incurred an accumulated deficit of $4,607,598 since inception.

Costs and Expenses

Total cost and expenses were $368,640 and $256,519 for the three months ended February 29, 2016 and 2015, respectively.  The increase was primarily due to the increasing costs associated with public relations, royalty fees, sponsorships and advertisement of our audio headphone products.

Research and Development Costs

The Company incurred $15,293 and $238 for research and development costs for the three months ended February 29, 2016 and 2015, respectively.  As to the three months ended February 29, 2016, these costs relate to hardware engineering, design and development of the Krankz™ and Krankz Maxx™ Bluetooth Wireless Headset and the Psyko Krypton® surround sound gaming headphones for personal computers were reclassed to promotional costs.

Other Income and Expenses

During the course of our business, we experienced a gain from foreign currency transactions of $1,503 in the three month period ended February 29, 2016, compared to $1,669 in the comparable period ended February 29, 2015.  These gains are associated with currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.
Interest expense associated with obligations to related parties was $1,134 and $1,271 in the three month periods ended February 29, 2016 and 2015, respectively.

Liquidity and Capital Resources

Other than what is described in this Report, the Company had no material commitments for capital expenditures at February 29, 2016 and 2015.

On May 25, 2011, Exeo Entertainment, Inc. entered into an exclusive license agreement with Digital Extreme Technologies, Inc. whereby Exeo Entertainment, Inc. will manufacture and market the Extreme Gamer and Zaaz keyboard. Exeo Entertainment, Inc. will pay Digital Extreme Technologies, Inc. a 5% royalty fee on gross sales of both products.

Unless the Royalty Agreement is modified by Psyko Audio Labs Canada and the Company, at January 1, 2016, the Company is obligated to pay minimum monthly royalties of $80,000 (CDN $100,000) per quarter for the remaining term of the contract.  No such modification has been made as of the date of this report. The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.  For the three months ended February 29, 2016, the Company made no payments towards this obligation and no royalty invoices have been received from Psyko Audio Labs.  Royalty payable was $344,179 for the three months ended February 29, 2016.  For the three months ended February 29, 2016, royalty expense and related gain on foreign currency transactions was $71,970 and $1,503, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company has an office and warehouse rental lease obligation through September 30, 2016, which equals $70,060 as of November 30, 2015. The monthly minimum rental payment is $7,006. Rent expense was $21,018 and $21,018 for the three months ended  February 29, 2016 and 2015, respectively.

Cash Flow Information

On February 29, 2016, the Company had working capital of approximately $(2,986). On November 30, 2015, the Company had working capital of approximately $183,520.  The decrease in working capital primarily relates to a decrease in cash, offset by an increase in royalty payable during the three months ending February 29, 2016. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

The Company had cash and cash equivalents of approximately $324,414 and $427,663 at February 29, 2016 and November 30, 2015, respectively. This represents a decrease in cash of $104,249.

Cash used in Operating Activities
The Company used approximately $220,319 of cash for operating activities in the three months ended February 29, 2016 as compared to using $270,406 of cash for operating activities in the three months ended February 28, 2015. This decrease in cash used in operating activities, is primarily attributed to an increase in inventory purchases.

Cash Provided by Financing Activities
Financing activities in the three months ended February 29, 2016 provided $116,070 of cash as compared to providing $97,940 of cash in the three months ended February 28, 2015. The difference is attributable to an increase in cash receipts from sales of the Company’s preferred stock.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risks

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting may not be effective as of February 29, 2016. Other than our two officers, we have no employees or contractors that have the authority to implement any changes in our internal control or financial reporting.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report.

Changes in Internal Control Over Financial Reporting

There were changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that may have materially affected, or may be reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In the first quarter of 2016, management is in the process of determining how to most effectively improve our disclosure controls and procedures.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None. All payments were made on schedule.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

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

Related Party Transactions

At February 29, 2016 we owed an officer $85,687.

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presenation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Jeffrey A. Weiland	President and Director	April 5, 2016
Jeffrey A. Weiland

/s/ Robert S. Amaral	Chief Executive Officer,	April 5, 2016
Robert S. Amaral	Treasurer and Director
(Principal Executive and Financial Officer)