Form 10-Q
period 2016-05-31
Exeo Entertainment, Inc.
filed 2016-07-15
CIK 1528760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

EXEO ENTERTAINMENT, INC.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended May 31, 2016 are not necessarily indicative of the results that can be expected for the year ending November 30, 2016.

EXEO ENTERTAINMENT, INC.
BALANCE SHEETS
(unaudited)	May 31,	November 30,
	2016	2015

ASSETS

Current Assets
Cash and cash equivalents	$171,930	$427,663
Inventory	223,228	231,610
Prepaid expenses	6,745	1,840
Total current assets	401,903	661,113

Property and equipment, net	83,581	92,953

TOTAL ASSETS	$485,484	$754,066

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Liabilities
Current liabilities
Accounts payable and accrued expenses	$33,388	20,328
Accrued interest payable - related party	11,834	9,553
Payroll liabilities	101,327	88,901
Due to related parties	75,000	75,000
Royalty payable	384,107	273,712
Notes payable	9,247	10,099
Total current liabilities	614,903	477,593

Long-term liabilities
Notes payable	34,489	41,864
Total long-term liabilities	34,489	41,864

Total Liabilities	649,392	519,457

Series A redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 19,500 shares issued and
outstanding; 0 shares unissued as of May 31, 2016 (liquidation preference of $58,550). Stated at redemption value.	126,800	119,487
Series B redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 227,890 shares issued and
outstanding; 2,500 shares unissued as of May 31, 2016 (liquidation preference of $411,943). Stated at redemption value.	1,382,406	1,087,906

Stockholders' deficit
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares
authorized, 19,500 and 19,500 shares issued, respectively	-	-
Convertible Preferred Stock Series B - 12%, $0.0001 par value, 1,000,000 shares
authorized, 227,890 and 2,500 shares issued, respectively	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized; 24,255,231
and 24,255,231 shares issued and outstanding, respectively	2,425	2,425
Additional paid-in capital	3,235,423	3,135,349
Stock payable	100,000	100,000
Deficit accumulated	(5,010,962)	(4,210,558)
Total stockholders' equity (deficit)	(1,673,114)	(972,784)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT	$485,484	$754,066

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three month period ending May 31, 2016	Three month period ending May 31, 2015	Six month period ending May 31, 2016	Six month period ending May 31, 2015
REVENUES	$5,069	$4,776	$17,617	$10,568
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	(3,756)	(1,793)	(8,633)	(4,686)
GROSS PROFIT	1,313	2,983	8,984	5,882

OPERATING EXPENSES
General and adminstrative	188,236	193,288	413,695	340,773
Executive compensation	90,608	77,072	181,215	159,558
Professional fees	63,348	5,830	107,986	21,960
Depreciation	7,936	6,780	15,872	14,238
TOTAL OPERATING EXPENSES	350,128	282,970	718,768	536,529

INCOME (LOSS) FROM OPERATIONS	(348,815)	(279,987)	(709,784)	(530,647)

OTHER INCOME (EXPENSE)
Gain from foreign currency transactions	(12,828)	(189)	(11,325)	(1,480)
Other income	-	-	312	-
Interest expense - related party	(1,147)	(1,147)	(2,281)	(2,418)
Interest expense	(539)	(135)	(764)	(195)
TOTAL OTHER INCOME (EXPENSES)	(14,514)	(1,471)	(14,058)	(4,093)

NET LOSS	(363,329)	(281,458)	(723,842)	(534,740)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	(40,035)	(28,090)	(76,562)	(34,746)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(403,364)	$(309,548)	$(800,404)	$(569,486)

NET LOSS PER SHARE: BASIC	$(0.02)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC
	24,255,231	24,255,231	24,255,231	24,255,231
The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
	Six month period ending May 31, 2016	Six month period ending May 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(723,842)	$(534,740)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	15,872	14,238
Stock-based compensation to officers	100,002	100,002
Changes in assets and liabilities
Decrease (Increase) in pre-paid expenses	(4,904)	(8,333)
Increase in accounts receivable	-	(250)
Decrease (Increase) in inventory	8,382	(131,538)
(Decrease) Increase in accounts payable and accrued expenses	13,060	(17,192)
Decrease in accrued interest - related party	2,281	1,272
Increase in payroll liabilities	12,426	9,122
Increase in royalty payable	110,395	151,190
Net Cash Used in Operating Activities	(466,328)	(416,229)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(6,500)	(2,423)
Cash Flows Used in Investing Activities	(6,500)	(2,423)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of issuance costs	225,322	464,827
Payments to related party debt	-	(10,000)
Payments on notes payable - auto loan (principal)	(8,227)	(5,845)
Cash Flows Provided by Financing Activities	217,095	448,982

Net increase in cash and cash equivalents	(255,733)	30,330

Cash and cash equivalents, beginning of the period	427,663	326,683

Cash and cash equivalents, end of the period	$171,930	$357,013

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Dividend of redeemable preferred stock	$76,562	$34,746

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
May 31, 2016

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

Inventory
Inventories are stated at cost, not to exceed fair market value. The cost of the Company’s inventory ($223,228 and $231,610 at May 31, 2016 and November 30, 2015, respectively) has been determined using the first-in first-out (FIFO) method. The reduction in current costs as compared to LIFO costs of inventory equals zero at May 31, 2016 and November 30, 2015, respectively.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
May 31, 2016

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

Impairment of Long-Lived Assets
The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. No impairments were recorded at May 31, 2016. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

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
May 31, 2016

Note A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.  For the six months ended May 31, 2016 and 2015, the Company recognized $17,617 and $10,568 in revenue, respectively.

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

Concentrations of Risk
The Company’s bank accounts are deposited in insured institutions. The maximum insured by the FDIC per bank account is not an issue here since the Company’s bank accounts do not bear any interest and the FDIC limits far exceed balances on deposit. The Company’s funds were held in a single account.  At May 31, 2016, the Company’s bank balance did not exceed the insured amounts.

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

Liquidity and Going Concern
The Company has incurred an accumulated deficit of ($5,010,962) since inception. The Company incurred significant initial research and product development costs, including expenditures associated with hardware engineering and the design and development of its hardware components and prototypes associated with the Zaaz™ keyboard, the Extreme Gamer, and the Psyko Krypton™ surround sound gaming headphones. The Company also incurred costs associated with its acquisition of property, plant and equipment for its 10,000 square foot office and warehouse.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
May 31, 2016

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

Note B: PROPERTY AND EQUIPMENT

The Company owned property and equipment, recorded at cost, which consisted of the following at May 31, 2016 and November 30, 2015:

	May 31, 2016	November 30, 2015
Furniture and fixtures	$21,499	$21,499
Office & computer equipment	34,051	34,051
Vehicles	103,444	96,943
Subtotal	158,994	152,494
Less: Accumulated depreciation	(75,413)	(59,541)
Property and equipment, net	$83,581	$92,953

Depreciation expense was $15,872 and $14,238 for the six months ended May 31, 2016 and 2015.

Note C: HARDWARE DEVELOPMENT COSTS

The Company incurred $15,018 and $6,338 for research and development costs for the six months ended May 31, 2016 and 2015, respectively. As to the six months ended May 31, 2016, these costs relate to hardware engineering, design and development of the Krankz™ and Krankz Maxx™ Bluetooth Wireless Headset and the Psyko Krypton® surround sound gaming headphones for personal computers.

Note D:  PREPAID EXPENSES

At May 31, 2016, the balance of prepaid expenses on the balance sheet of the Company is $6,745, which primarily relates to a prepayment of an annual fee for investor relations. At November 30, 2015, the balance of prepaid expenses on the balance sheet of the Company is $1,840.  Prepaid expenses at November 30, 2015 also consist of a prepayment of an annual fee for investor relations.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
May 31, 2016

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

Note F:  COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 24,255,231 and 24,255,231 shares issued and outstanding at May 31, 2016 and November 30, 2015, respectively.

Note G:  PREFERRED STOCK

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

During the three month period ended May 31, 2016, nine accredited investors subscribed to 21,300 shares, in total, of Series B Preferred Stock in exchange for cash consideration of $106,500, in total, at $5.00 for each share.  As of May 31, 2016, 23,800 shares have not been issued and have been presented outside of permanent equity in accordance with ASC 48-10, Classification and Measurement of Redeemable Securities.  The Company relies upon an exemption from registration under the Securities Act of 1933 pursuant to Regulation D, Section 506. The Company agreed to pay interest on such funds at 12% per annum. Each person executed a stock subscription agreement and delivered funds in exchange for the delivery of Series B Convertible Preferred Shares at a price of $5.00 per share. Stock warrants were not sold or included in the offering to such investors.

All shares of redeemable convertible preferred stock have been presented outside of permanent equity in accordance with ASC 48-10, Classification and Measurement of Redeemable Securities. The Company accretes the carrying value of its Series A and B redeemable convertible preferred stock to its estimate of fair value (i.e. redemption value) at period end. The estimated fair value of the Series A and Series B redeemable convertible preferred stock at May 31, 2016 was $126,800 and $1,382,405, respectively.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
May 31, 2016

Note G:  PREFERRED STOCK (CONTINUED)

We incurred equity issuance costs of $72 and $1,755 for the six months ended May 31, 2016, and 2015, respectively.  Rather than expense these costs, such items are charged against the Company’s equity. Our employees coordinate various matters associated with the sales of issuer securities to accredited investors.  Equity issuance costs include such wages. These costs also include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

Note H:  RELATED PARTY TRANSACTIONS

Notes Payable to Officer

An officer received promissory notes from the Company in exchange for loans from the officer for $85,000.  The terms of the notes provide that the Company shall repay the principal of each note in full within nine months of the date of each note.   In addition, the Company is obligated to pay interest at a flat rate of 6.00% upon maturity of each note.  At the sole discretion of the officer, the notes may be extended for an additional nine month term.  The Officer agreed to extend the notes for an additional nine month period.  The maturity dates after the extensions are reflected below. In August 2015, the Company made a $10,000 payment to an officer towards the entire principal of one note dated December, 2013. The Company made no payment towards $11,834 accrued interest.

Date of Each Note	Amount of Each Note	Accrued Interest through the Maturity Date	Maturity Date of Each Note
December 30, 2013	$ 25,000	$4,442	September 29, 2016
January 24, 2014	$ 50,000	$9,106	October 23, 2016

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
May 31, 2016

Note H:  RELATED PARTY TRANSACTIONS (CONTINUED)

Compensation of Officers

The Company entered into officer compensation agreements with two officer/directors whereby each receives $60,000 per annum as cash compensation.  The Company pays each officer $5,000 per month.

The amount paid to the two officers in total was $181,215 and $159,558 during the six months ended May 31, 2016 and 2015, respectfully. In addition, each officer/director received additional compensation in the form of non-cash incentive stock options granted on July 15, 2012.  Each person received 2,000,000 stock options.  For further discussion of the terms of the grant of stock options, see Note G.

Note I: COMMITMENTS AND CONTINGENCIES

Royalty Payable Obligation

At January 1, 2015, the Company is obligated to pay minimum monthly royalties of approximately $80,000 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.   Royalty payable was $384,107 for the six months ended May 31, 2016.  For the six months ended May 31, 2016, royalty expense and the related loss on foreign currency transactions was $149,070 and $11,325, respectively.

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

As of May 31, 2016, the monthly minimum rental payment is $7,006. Rent expense was $42,036 and $42,036 for the six months ended May 31, 2016 and 2015, respectively.

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

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
May 31, 2016

Note J: REINSTATEMENT OF FINANCIAL STATEMENTS

Below are adjustments to financial statements for the six months ended May 31, 2015.

EXEO ENTERTAINMENT, INC.
BALANCE SHEETS
(unaudited)
	May 31,		May 31,
	2015		2015
	(Originial		(Corrected
	amount)	(Adjustments)	amount)
ASSETS

Current Assets
Cash and cash equivalents	$357,013	$-	$357,013
Inventory	146,495	-	146,495
Prepaid expenses	8,333	-	8,333
Accounts Receivable	360	-	360
Total current assets	512,201		512,201

Property and equipment, net	70,101	45	70,146

TOTAL ASSETS	$582,302		$582,347

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Current liabilities
Accounts payable and accrued expenses	$16,319	$5,000	21,319
Accrued interest payable to non-affiliates	23,852	(23,852)	-
Accrued interest payable - related party	-	7,272	7,272
Payroll liabilities	35,530	39,773	75,303
Due to related parties	75,000	-	75,000
Royalty payable	-	185,340	185,340
Notes payable	9,698	-	9,698
Total current liabilities	160,399		373,932

Long-term liabilities
Notes payable	3,461	-	3,461
Total long-term liabilities	3,461		3,461

Total Liabilities	163,860		377,393

Series A redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 19,500 shares issued and
outstanding; 0 shares unissued as of November 30, 2015 (liquidation preference of $51,238). Stated at redemption value.	-	112,175	112,175
Series B redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 201,640 shares issued and
outstanding; 5,000 shares unissued as of November 30, 2015 (liquidation preference of $316,131). Stated at redemption value.	-	525,470	525,470

Stockholders' equity (deficit)
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares
authorized, 19,500 and 19,500 shares issued, respectively	2	(2)	-
Convertible Preferred Stock Series B - 15%, $0.0001 par value, 1,000,000 shares
authorized, 61,500 and 10,000 shares issued, respectively	6	(6)	-
Common stock - $0.0001 par value, 100,000,000 shares authorized; 24,140,600
and 24,140,600 shares issued and outstanding, respectively	2,414	-	2,414
Additional paid-in capital	3,322,831	(463,938)	2,858,893
Stock payable	203,500	(103,500)	100,000
Deficit accumulated	(3,110,311)	(283,687)	(3,393,998)
Total stockholders' equity (deficit)	418,442		(432,691)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$582,302		$582,347

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
May 31, 2016

Note J: REINSTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

EXEO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(unaudited)
	May 31,		May 31,
	2015		2015
	(Originial		(Corrected
	amount)	(Adjustments)	amount)
REVENUES	$10,568	$-	$10,568
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	(4,643)	(43)	(4,686)
GROSS PROFIT	5,925		5,882

OPERATING EXPENSES
General and adminstrative	291,251	49,522	340,773
Executive compensation	55,000	104,558	159,558
Professional fees	21,961	(1)	21,960
Depreciation	13,452	786	14,238
TOTAL OPERATING EXPENSES	381,664		536,529

INCOME (LOSS) FROM OPERATIONS	(375,739)		(530,647)

OTHER INCOME (EXPENSE)
Gain (Loss) from foreign currency transactions	-	(1,480)	(1,480)
Forgiveness of debt	33,149	(33,149)	-
Interest expense - related party	-	(2,418)	(2,418)
Interest expense	(16,081)	15,886	(195)
TOTAL OTHER INCOME (EXPENSES)	17,068		(4,093)

NET INOME (LOSS)	(358,671)		(534,740)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	-	(34,746)	(34,746)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(358,671)	(210,815)	$(569,486)

NET LOSS PER SHARE: BASIC	$(0.02)		$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC
	23,433,100		24,140,600

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

 Activities to date

We incorporated in the state of Nevada on May 12, 2011. From our inception to date we have generated $48,500 in revenues and continue to operate at a loss. Our activities have centered on the design and engineering of peripherals in the video gaming, music, and smart TV sector.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Subsidiaries

We do not have any subsidiaries.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparison of Three and Six Month Results for the quarters ended May 31, 2016 and 2015, respectively

Revenues and Gross Profit

For the three months ended May 31, 2016 and 2015, the Company recognized $5,069 and $4,776 in revenue, respectively.   For the six months ended May 31, 2016 and 2015, the Company recognized $17,617 and $10,568 in revenue, respectively.   At May 31, 2016, the Company had incurred an accumulated deficit of $5,010,962 since inception.

Costs and Expenses

Total cost and expenses were $350,128 and $282,970 for the three months ended May 31, 2016 and 2015, respectively.  Total cost and expenses were $709,784 and $530,647 for the six months ended May 31, 2016 and 2015, respectively.  The increase was primarily due to the increasing costs associated with public relations, royalty fees, and professional fees.

Research and Development Costs

The Company incurred ($276) and $6,100 for research and development costs for the three months ended May 31, 2016 and 2015, respectively.  The Company incurred $15,018 and $6,338 for research and development costs for the six months ended May 31, 2016 and 2015, respectively.  These costs relate to hardware engineering, design and development of the Krankz™ and Krankz Maxx™ Bluetooth Wireless Headset and the Psyko Krypton® surround sound gaming headphones for personal computers were reclassed to promotional costs.

Other Income and Expenses

During the course of our business, we experienced a loss from foreign currency transactions of $12,828 in the three month period ended May 31, 2016, compared to $189 in the comparable period ended May 31, 2015.  During the six months ended May 31, 2016 and 2015, we experienced a loss from foreign currency transactions of $11,325 and $1,480, respectively.  These gains are associated with currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Interest expense associated with obligations to related parties was $1,147 and $1,147 in the three month periods ended May 31, 2016 and 2015, respectively.  Interest expense associated with obligations to related parties was $2,281 and $2,418 in the six month periods ended May 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

Other than what is described in this Report, the Company had no material commitments for capital expenditures at May 31, 2016 and 2015.

On May 25, 2011, Exeo Entertainment, Inc. entered into an exclusive license agreement with Digital Extreme Technologies, Inc. whereby Exeo Entertainment, Inc. will manufacture and market the Extreme Gamer and Zaaz keyboard. Exeo Entertainment, Inc. will pay Digital Extreme Technologies, Inc. a 5% royalty fee on gross sales of both products.

Unless the Royalty Agreement is modified by Psyko Audio Labs Canada and the Company, at January 1, 2016, the Company is obligated to pay minimum monthly royalties of $80,000 (CDN $100,000) per quarter for the remaining term of the contract.  No such modification has been made as of the date of this report. The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.  For the three months ended May 31, 2016, the Company made a $50,000 payment towards this obligation and no royalty invoices have been received from Psyko Audio Labs.  Royalty payable was $384,107 as of May 31, 2016.  For the three months ended May 31, 2016, royalty expense and related loss on foreign currency transactions was $77,100 and $12,828, respectively.  For the six months ended May 31, 2016, royalty expense and related loss on foreign currency transactions was $149,070 and $11,325, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company has an office and warehouse rental lease obligation through September 30, 2016, which equals $70,060 as of November 30, 2015. The monthly minimum rental payment is $7,006. Rent expense was $21,018 and $21,018 for the three months ended May 31, 2016 and 2015, respectively.  Rent expense was $42,036 and $42,036 for the six months ended May 31, 2016 and 2015, respectively.

Cash Flow Information

On May 31, 2016, the Company had working capital of approximately $(213,000). On November 30, 2015, the Company had working capital of approximately $183,520.  The decrease in working capital primarily relates to a decrease in cash, offset by an increase in royalty payable during the three months ending February 29, 2016. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

The Company had cash and cash equivalents of approximately $171,930 and $427,663 at May 31, 2016 and November 30, 2015, respectively. This represents a decrease in cash of $255,733.

Cash used in Operating Activities
The Company used approximately $466,328 of cash for operating activities in the six months ended May 31, 2016 as compared to using $416,229 of cash for operating activities in the three months ended May 31, 2015. This decrease in cash used in operating activities, is primarily attributed to an increase in operating loss.

Cash used in Investing Activities
The Company used approximately $6,500 of cash for investing activities in the six months ended May 31, 2016 as compared to using $2,423 of cash for investing activities in the three months ended May 31, 2015. This decrease in cash used in investing activities, is primarily attributed to a purchase of a vehicle.

Cash Provided by Financing Activities
Financing activities in the six months ended May 31, 2016 provided $217,095 of cash as compared to providing $448,982 of cash in the six months ended May 31, 2015. The difference is attributable to an increase in cash receipts from sales of the Company’s preferred stock.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting may not be effective as of May 31, 2016. Other than our two officers, we have no employees or contractors that have the authority to implement any changes in our internal control or financial reporting.

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

Item 4. Controls and Procedures (Continued)

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In the second quarter of 2016, management is in the process of determining how to most effectively improve our disclosure controls and procedures.

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

 Related Party Transactions

At May 31, 2016 we owed an officer $86,834.

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presenation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Robert S. Amaral	Chief Executive Officer,	July 15, 2016
Robert S. Amaral	(Principal Executive Officer)

/s/ Robert S. Amaral	Chief Financial Officer,	July 15, 2016
Robert S. Amaral	(Principal Financial Officer)