Form 10-Q
period 2016-08-31
Exeo Entertainment, Inc.
filed 2016-10-17
CIK 1528760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No ☒

As of the date of filing of this report, there were outstanding 24,452,415 shares of the issuer’s common stock, par value $0.0001 per share. There were also outstanding 19,500 Series A, and 225,390, Series B Preferred Shares of the issuers preferred stock, par value $0.0001 per share.

EXEO ENTERTAINMENT, INC.
Form 10-Q

PART I – FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended August 31, 2016 are not necessarily indicative of the results that can be expected for the year ending November 30, 2016.

EXEO ENTERTAINMENT, INC.
BALANCE SHEETS
(unaudited)	August 31,	November 30,
	2016	2015

ASSETS

Current Assets
Cash and cash equivalents	$155,134	$427,663
Inventory	218,374	231,610
Prepaid expenses	4,198	1,840
Total current assets	377,706	661,113

Property and equipment, net	79,251	92,953

TOTAL ASSETS	$456,957	$754,066

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Liabilities
Current liabilities
Accounts payable and accrued expenses	$22,386	20,328
Accrued interest payable - related party	12,981	9,553
Payroll liabilities	107,539	88,901
Due to related parties	75,000	75,000
Royalty payable	460,667	273,712
Notes payable	9,314	10,099
Total current liabilities	687,887	477,593

Long-term liabilities
Notes payable	32,135	41,864
Total long-term liabilities	32,135	41,864

Total Liabilities	720,022	519,457

Series A redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 19,500 shares issued and
outstanding; 0 shares unissued as of August 31, 2016 (liquidation preference of $62,207). Stated at redemption value.	130,456	119,487
Series B redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 227,890 shares issued and
outstanding; 2,500 shares unissued as of August 31, 2016 (liquidation preference of $469,321). Stated at redemption value.	1,394,410	1,087,906

Stockholders' deficit
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares
authorized, 19,500 and 19,500 shares issued, respectively	-	-
Convertible Preferred Stock Series B - 12%, $0.0001 par value, 1,000,000 shares
authorized, 227,890 and 2,500 shares issued, respectively	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized; 24,452,415
and 24,255,231 shares issued and outstanding, respectively	2,446	2,425
Additional paid-in capital	3,421,653	3,135,349
Stock payable	175,000	100,000
Deficit accumulated	(5,387,030)	(4,210,558)
Total stockholders' equity (deficit)	(1,787,931)	(972,784)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT	$456,957	$754,066

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three month period ending August 31, 2016	Three month period ending August 31, 2015	Nine month period ending August 31, 2016	Nine month period ending August 31, 2015
REVENUES	$7,110	$5,115	$24,727	$15,683
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	(3,554)	(1,759)	(12,187)	(6,445)
GROSS PROFIT	3,556	3,356	12,540	9,238

OPERATING EXPENSES
General and adminstrative	172,226	311,347	585,921	652,120
Executive compensation	90,607	96,022	271,822	255,580
Professional fees	66,907	34,022	174,893	55,982
Depreciation	8,261	6,996	24,133	21,234
TOTAL OPERATING EXPENSES	338,001	448,387	1,056,769	984,916

INCOME (LOSS) FROM OPERATIONS	(334,445)	(445,031)	(1,044,229)	(975,678)

OTHER INCOME (EXPENSE)
Gain from foreign currency transactions	505	17,601	(10,820)	16,121
Other income	-	-	312	-
Interest expense - related party	(1,146)	(1,147)	(3,427)	(3,565)
Interest expense	(322)	(245)	(1,086)	(440)
TOTAL OTHER INCOME (EXPENSES)	(963)	16,209	(15,021)	12,116

NET LOSS	(335,408)	(428,822)	(1,059,250)	(963,562)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	(40,660)	(20,302)	(117,222)	(55,048)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(376,068)	$(449,124)	$(1,176,472)	$(1,018,610)

NET LOSS PER SHARE: BASIC	$(0.02)	$(0.02)	$(0.05)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC
	24,255,231	24,255,231	24,255,231	24,255,231

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
	Nine month period ending August 31, 2016	Nine month period ending August 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,059,250)	$(963,562)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	24,133	21,234
Stock-based compensation to officers	150,003	150,003
Changes in assets and liabilities
Decrease (Increase) in pre-paid expenses	(2,358)	(4,166)
Increase in accounts receivable	-	(250)
Decrease (Increase) in inventory	13,236	(220,496)
(Decrease) Increase in accounts payable and accrued expenses	2,058	(22,590)
Decrease in accrued interest - related party	3,428	3,565
Increase in payroll liabilities	18,638	16,154
Increase in royalty payable	186,955	318,581
Net Cash Used in Operating Activities	(663,157)	(701,527)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(10,430)	(2,423)
Cash Flows Used in Investing Activities	(10,430)	(2,423)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	211,322
Proceeds from issuance of preferred stock, net of issuance costs	200,250	758,855
Payments to related party debt	-	(10,000)
Payments on notes payable - auto loan (principal)	(10,514)	(8,010)
Cash Flows Provided by Financing Activities	401,058	740,845

Net increase in cash and cash equivalents	(272,529)	36,895

Cash and cash equivalents, beginning of the period	427,663	326,683

Cash and cash equivalents, end of the period	$155,134	$363,578

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Dividend of redeemable preferred stock	$117,222	$55,048

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
August, 31, 2016

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

Inventory
Inventories are stated at cost, not to exceed fair market value. The cost of the Company’s inventory ($218,374 and $231,610 at August 31, 2016 and November 30, 2015, respectively) has been determined using the first-in first-out (FIFO) method. The reduction in current costs as compared to LIFO costs of inventory equals zero at August 31, 2016 and November 30, 2015, respectively.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
August, 31, 2016

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

Impairment of Long-Lived Assets
The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. No impairments were recorded at August 31, 2016. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceedthe carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

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
August, 31, 2016

Note A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. For the nine months ended August 31, 2016 and 2015, the Company recognized $24,727 and $15,683 in revenue, respectively.

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

Concentrations of Risk
The Company’s bank accounts are deposited in insured institutions. The maximum insured by the FDIC per bank account is not an issue here since the Company’s bank accounts do not bear any interest and the FDIC limits far exceed balances on deposit. The Company’s funds were held in a single account. At August 31, 2016, the Company’s bank balance did not exceed the insured amounts.

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

Liquidity and Going Concern
The Company has incurred an accumulated deficit of ($5,387,030) since inception. The Company incurred significant initial research and product development costs, including expenditures associated with hardware engineering and the design and development of its hardware components and prototypes associated with the Zaaz™ keyboard, the Extreme Gamer, and the Psyko Krypton™ surround sound gaming headphones. The Company also incurred costs associated with its acquisition of property, plant and equipment for its 10,000 square foot office and warehouse.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
August, 31, 2016

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

Note B: PROPERTY AND EQUIPMENT

The Company owned property and equipment, recorded at cost, which consisted of the following at May 31, 2016 and November 30, 2015:

	August 31, 2016	November 30, 2015
Furniture and fixtures	$21,499	$21,499
Office & computer equipment	37,717	34,051
Vehicles	103,444	96,943
Subtotal	162,660	152,494
Less: Accumulated depreciation	(83,409)	(59,541)
Property and equipment, net	$79,251	$92,953

Depreciation expense was $24,133 and $21,234 for the nine months ended August 31, 2016 and 2015.

Note C: HARDWARE DEVELOPMENT COSTS

The Company incurred $17,788 and $3,461 for research and development costs for the nine months ended August 31, 2016 and 2015, respectively. As to the nine months ended August 31, 2016, these costs relate to hardware engineering, design and development of the Krankz™ and Krankz Maxx™ Bluetooth Wireless Headset and the Psyko Krypton® surround sound gaming headphones for personal computers.

Note D: PREPAID EXPENSES

At August 31, 2016, the balance of prepaid expenses on the balance sheet of the Company is $4,198, which primarily relates to a prepayment of an annual fee for investor relations. At November 30, 2015, the balance of prepaid expenses on the balance sheet of the Company is $1,840. Prepaid expenses at November 30, 2015 also consist of a prepayment of an annual fee for investor relations.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
August, 31, 2016

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

Note F: COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 24,452,415 and 24,255,231 shares issued and outstanding at August 31, 2016 and November 30, 2015, respectively.

On August 18, 2016, the Company issued 197,184 shares of common stock for cash totaling $137,500. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing.

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

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
August, 31, 2016

Note G: PREFERRED STOCK (CONTINUED)

During the three month period ended May 31, 2016, nine accredited investors subscribed to 21,300 shares, in total, of Series B Preferred Stock in exchange for cash consideration of $106,500, in total, at $5.00 for each share. As of August 31, 2016, 23,800 shares have not been issued and have been presented outside of permanent equity in accordance with ASC 48-10, Classification and Measurement of Redeemable Securities. The Company relies upon an exemption from registration under the Securities Act of 1933 pursuant to Regulation D, Section 506. The Company agreed to pay interest on such funds at 12% per annum. Each person executed a stock subscription agreement and delivered funds in exchange for the delivery of Series B Convertible Preferred Shares at a price of $5.00 per share. Stock warrants were not sold or included in the offering to such investors.

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

We incurred equity issuance costs of $96 and $1,577 for the nine months ended August 31, 2016, and 2015, respectively.  Rather than expense these costs, such items are charged against the Company’s equity. Our employees coordinate various matters associated with the sales of issuer securities to accredited investors.  Equity issuance costs include such wages. These costs also include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

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
August, 31, 2016

Note H: RELATED PARTY TRANSACTIONS (CONTINUED)

Compensation of Officers

The Company entered into officer compensation agreements with two officer/directors whereby each receives $60,000 per annum as cash compensation. The Company pays each officer $5,000 per month.

The amount paid to the two officers in total was $121,819 and $105,577 during the nine months ended August 31, 2016 and 2015, respectfully. In addition, each officer/director received additional compensation in the form of non-cash incentive stock options granted on July 15, 2012. Each person received 2,000,000 stock options. For further discussion of the terms of the grant of stock options, see Note G.

Note I: COMMITMENTS AND CONTINGENCIES

Royalty Payable Obligation

At January 1, 2015, the Company is obligated to pay minimum monthly royalties of approximately $80,000 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.   Royalty payable was $460,667 for the nine months ended August 31, 2016. For the nine months ended August 31, 2016, royalty expense and the related loss on foreign currency transactions was $226,135 and $10,820, respectively.

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

As of August 31, 2016, the monthly minimum rental payment is $7,006. Rent expense was $63,054 and $70,060 for the nine months ended August 31, 2016 and 2015, respectively.

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
August, 31, 2016

Note J: REINSTATEMENT OF FINANCIAL STATEMENTS

Below are adjustments to financial statements for the nine months ended August 31, 2015.

EXEO ENTERTAINMENT, INC.
BALANCE SHEETS
(unaudited)
	August 31,		August 31,
	2015		2015
	(Originial		(Corrected
	amount)	(Adjustments)	amount)
ASSETS

Current Assets
Cash and cash equivalents	$363,578	$-	$363,578
Inventory	235,453	-	235,453
Prepaid expenses	4,166	-	4,166
Accounts Receivable	360	-	360
Total current assets	603,557		603,557

Property and equipment, net	63,370	44	63,414

TOTAL ASSETS	$666,927		$666,971

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Current liabilities
Accounts payable and accrued expenses	$4,923	$11,000	15,923
Accrued interest payable to non-affiliates	11,601	(11,601)	-
Accrued interest payable - related party	-	8,419	8,419
Payroll liabilities	35,530	46,815	82,345
Due to related parties	75,000	-	75,000
Royalty payable	247,850	104,880	352,730
Notes payable	9,698	-	9,698
Total current liabilities	384,602		544,115

Long-term liabilities
Notes payable	1,297	-	1,297
Total long-term liabilities	1,297		1,297

Total Liabilities	385,899		545,412

Series A redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 19,500 shares issued and
outstanding; 0 shares unissued as of November 30, 2015 (liquidation preference of $51,238). Stated at redemption value.	115,832	-	115,832
Series B redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 201,640 shares issued and
outstanding; 5,000 shares unissued as of November 30, 2015 (liquidation preference of $316,131). Stated at redemption value.	735,910	-	735,910

Stockholders' equity (deficit)
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares
authorized, 19,500 and 19,500 shares issued, respectively	-	-	-
Convertible Preferred Stock Series B - 15%, $0.0001 par value, 1,000,000 shares
authorized, 61,500 and 10,000 shares issued, respectively	-	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized; 24,140,600
and 24,140,600 shares issued and outstanding, respectively	2,414	-	2,414
Additional paid-in capital	2,979,097	31,428	3,010,525
Stock payable	100,000	-	100,000
Deficit accumulated	(3,652,225)	(190,897)	(3,843,122)
Total stockholders' equity (deficit)	(570,714)		(730,183)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$666,927		$666,971

Note J: REINSTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

EXEO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(unaudited)
	August 31,		August 31,
	2015		2015
	(Originial		(Corrected
	amount)	(Adjustments)	amount)
REVENUES	$15,683	$-	$15,683
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	(6,402)	(43)	(6,445)
GROSS PROFIT	9,281		9,238

OPERATING EXPENSES
General and adminstrative	556,262	95,858	652,120
Executive compensation	247,503	8,077	255,580
Professional fees	49,983	5,999	55,982
Depreciation	20,448	786	21,234
TOTAL OPERATING EXPENSES	874,196		984,916

INCOME (LOSS) FROM OPERATIONS	(864,915)		(975,678)

OTHER INCOME (EXPENSE)
Gain (Loss) from foreign currency transactions	14,641	1,480	16,121
Forgiveness of debt	-	-	-
Interest expense - related party	-	(3,565)	(3,565)
Interest expense	(4,270)	3,830	(440)
TOTAL OTHER INCOME (EXPENSES)	10,371		12,116

NET INOME (LOSS)	(854,544)		(963,562)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	-	(55,048)	(55,048)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(854,544)	(164,066)	$(1,018,610)

NET LOSS PER SHARE: BASIC	$(0.04)		$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC
	24,140,600		24,140,600

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

 Activities to date

We incorporated in the state of Nevada on May 12, 2011. From our inception to date we have generated $55,610 in revenues and continue to operate at a loss. Our activities have centered on the design and engineering of peripherals in the video gaming, music, and smart TV sector.

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

Management believes from regularly reading Video Gaming news from sources such as IGN.com, EGNnow.com, 1up.com, and gamespot.com that no other company is currently manufacturing a multi-disc video game changer. If such a unit is being made management is unaware of its existence.

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

Subsidiaries

We do not have any subsidiaries.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparison of Three and Six Month Results for the quarters ended August 31, 2016 and 2015, respectively

Revenues and Gross Profit

For the three months ended August 31, 2016 and 2015, the Company recognized $7,110 and $5,115 in revenue, respectively.   For the nine months ended August 31, 2016 and 2015, the Company recognized $24,727 and $15,683 in revenue, respectively.   At August 31, 2016, the Company had incurred an accumulated deficit of $5,387,030 since inception.

Costs and Expenses

Total cost and expenses were $338,001 and $340,839 for the three months ended August 31, 2016 and 2015, respectively. Total cost and expenses were $1,056,769 and $984,916 for the nine months ended August 31, 2016 and 2015, respectively. The increase was primarily due to the increasing costs associated with public relations, royalty fees, and professional fees.

Research and Development Costs

The Company incurred $2,770 and ($2,877) for research and development costs for the three months ended August 31, 2016 and 2015, respectively. The Company incurred $15,018 and $3,461 for research and development costs for the nine months ended August 31, 2016 and 2015, respectively. These costs relate to hardware engineering, design and development of the Krankz™ and Krankz Maxx™ Bluetooth Wireless Headset and the Psyko Krypton® surround sound gaming headphones for personal computers were reclassed to promotional costs.

Other Income and Expenses

During the course of our business, we experienced a gain from foreign currency transactions of $505 in the three month period ended August 31, 2016, compared to $11,918 in the comparable period ended August 31, 2015. During the nine months ended August 31, 2016 and 2015, we experienced a loss from foreign currency transactions of $10,820 and a gain of $16,121, respectively. These gains are associated with currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Interest expense associated with obligations to related parties was $1,146 and $1,147 in the three month periods ended August 31, 2016 and 2015, respectively. Interest expense associated with obligations to related parties was $3,427 and $3,565 in the nine month periods ended Augut 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

Other than what is described in this Report, the Company had no material commitments for capital expenditures at Augut 31, 2016 and 2015.

On May 25, 2011, Exeo Entertainment, Inc. entered into an exclusive license agreement with Digital Extreme Technologies, Inc. whereby Exeo Entertainment, Inc. will manufacture and market the Extreme Gamer and Zaaz keyboard. Exeo Entertainment, Inc. will pay Digital Extreme Technologies, Inc. a 5% royalty fee on gross sales of both products.

Unless the Royalty Agreement is modified by Psyko Audio Labs Canada and the Company, at January 1, 2016, the Company is obligated to pay minimum monthly royalties of $80,000 (CDN $100,000) per quarter for the remaining term of the contract.  No such modification has been made as of the date of this report. The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars. For the three months ended May 31, 2016, the Company made a $50,000 payment towards this obligation and no royalty invoices have been received from Psyko Audio Labs. Royalty payable was $460,667 as of August 31, 2016. For the three months ended August 31, 2016, royalty expense and related gain on foreign currency transactions was $77,065 and $505, respectively. For the nine months ended August 31, 2016, royalty expense and related loss on foreign currency transactions was $226,135 and $10,820, respectively.

The Company has an office and warehouse rental lease obligation through September 30, 2016, which equals $70,060 as of November 30, 2015. The monthly minimum rental payment is $7,006. Rent expense was $21,018 and $28,024 for the three months ended August 31, 2016 and 2015, respectively. Rent expense was $63,054 and $70,060 for the nine months ended August 31, 2016 and 2015, respectively.

Cash Flow Information

On August 31, 2016, the Company had working capital of approximately $(310,181). On November 30, 2015, the Company had working capital of approximately $183,520. The decrease in working capital primarily relates to a decrease in cash, offset by an increase in royalty payable during the nine months ending August 31, 2016. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

The Company had cash and cash equivalents of approximately $155,134 and $427,663 at August 31, 2016 and November 30, 2015, respectively. This represents a decrease in cash of $272,529.

Cash used in Operating Activities
The Company used approximately $663,157 of cash for operating activities in the nine months ended August 31, 2016 as compared to using $701,527 of cash for operating activities in the nine months ended August 31, 2015. This decrease in cash used in operating activities, is primarily attributed to an increase in operating loss.

Cash used in Investing Activities
The Company used approximately $10,430 of cash for investing activities in the nine months ended August 31, 2016 as compared to using $2,423 of cash for investing activities in the nine months ended August 31, 2015. This decrease in cash used in investing activities, is primarily attributed to a purchase of a vehicle.

Cash Provided by Financing Activities
Financing activities in the nine months ended August 31, 2016 provided $401,058 of cash as compared to providing $740,845 of cash in the nine months ended August 31, 2015. The difference is attributable to an increase in cash receipts from sales of the Company’s preferred stock.

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

 Related Party Transactions

At August 31, 2016 we owed an officer $83,419.

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Temporary Hardship Exemption

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presenation Linkbase Document *

 * To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Jeffrey A. Weiland	President and Director	October 17, 2016
Jeffrey A. Weiland

/s/ Robert S. Amaral	Chief Executive Officer,	October 17, 2016
Robert S. Amaral	Treasurer and Director
(Principal Executive and Financial Officer)