Form 10-Q/A
period 2016-08-31
Exeo Entertainment, Inc.
filed 2016-11-04
CIK 1528760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Exeo Entertainment, Inc.'s Quarterly Report on Form 10-Q for the period ended August 31, 2016, filed with the Securities and Exchange Commission on October 17, 2016 is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Temporary Hardship Exemption *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presenation Linkbase Document

 * Previously filed.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Jeffrey A. Weiland	President and Director	November 4, 2016
Jeffrey A. Weiland

/s/ Robert S. Amaral	Chief Executive Officer,	November 4, 2016
Robert S. Amaral	Treasurer and Director
(Principal Executive and Financial Officer)

4