Form 10-K
period 2016-11-30
Exeo Entertainment, Inc.
filed 2017-03-15
CIK 1528760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2016

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of November 30, 2016, the last business day of the registrant's most recently completed fiscal year end, is undeterminable. The total number of common stock held by non-affiliates of the registrant as of this date was 7,507,943.  The aggregate market value of such securities on November 30, 2016 was determined by the Company to be $2,097,400 based upon the analysis described in further detail in Item 5 of this report.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date, which is March 14, 2017: 25,156,317 Common Shares, 19,500 Series A, and 246,690 Series B Preferred Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference within this report are certain documents previously filed with the Commission within Form S-1, as amended, which was filed on August 16, 2013.  Such document(s) are listed in Item 15 of this report.

EXEO ENTERTAINMENT, INC.
FORM 10-K
For the year ended November 30, 2016

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

We entered into a license agreement with Digital Extreme Technologies, Inc., a Delaware corporation, (also referred to as DXT) for use of certain intellectual property associated with the products being designed and developed by us. The Black Widow keyboard is now known as the Zaaz keyboard. DXT worked to design and develop the Extreme Gamer as well as the Black Widow keyboard. We continue to work under a license agreement with DXT to advance the use of technologies designed by DXT. There is no licensing fee paid to DXT during the years ended November 30, 2014 and 2015

DXT applied to the U.S. PTO for a patent of its Multi Video Game Changer. The agency assigned an application number of 12/543,296 to its application, which was published on February 25, 2010. The proposed 10 disk Video Game Changer is designed to interface directly with Sony PS3®, Nintendo Wii®, and Microsoft Xbox 360®. The Company anticipates incorporating Blu-Ray® compatible optics technology under a license agreement. This would allow users to insert Blu-Ray® discs into the Video Game Changer, and once connected to the video game console, to play movies on television. Sony PS3® is now capable of playing Blu-Ray® discs, but only with a capacity for a single disk. This technology would provide for the loading of up to 10 DVD’s, CD’s or Blu-Ray® discs into a single console that communicates with a video game console via USB. Furthermore, users would be able to plug in any external hard disc drive (“HDD”) directly into the console via an internal ATPI port, allowing movies, music and pictures to be played directly from the HDD.

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

ITEM 2. DESRIPTION OF PROPERTY

We currently lease 10,068 sq. ft. of office and warehouse space at 4478 Wagon Trail Avenue, Las Vegas, Nevada 89118.  The original lease contains an option for a three year renewal; which shall expire on September 30, 2016. The Company signed an additional one year lease at the same terms as the prior lease. Our monthly lease payment is $7,006. This location serves as our only facility for day-to-day operations. We believe our current premises are adequate for our current operations and we do anticipate that we will require additional premises in the next 9-12 months.  We do not have any investments or interests in any real estate.  Our Company does not invest in real estate mortgages, nor does it invest in securities of, or interests in, persons primarily engaged in real estate activities.

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

Recent Sales of Unregistered Securities

Common Stock

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 24,764,129 and 24,255,231 shares issued and outstanding at November 30, 2016 and 2015, respectively. During the month of March, 2015, one accredited investor, previously known by the officers of the Company, as well as having been a prior investor in the common stock of the Company, subscribed to 322,188 shares of common stock of the Company upon the exercise of his common stock warrants. The Company accepted this subscription at a discounted price of $0.31037 per share. Prior private party sales of the Company’s common stock occurred in August, 2014 and such sales by the Issuer were at $0.80 per share. The discount in sales price represented by this transaction cannot be reasonably ascertained due to the lack of recent sales of issuer securities. Reasons for such discount may include various factors such as the dollar amount of the single transaction, limitations upon the immediate marketability of the common stock of the company, restrictive legends applied to this stock certificate, and price volatility, if applicable, as reflected in the open market. At the time of this subscription,the Common shares of the Company were quoted at $1.00 per share and were not actively trading on the OTC BB and OTC Markets- QB. For the reasons stated above, the price quotation in the open market should not be relied upon for purpose of the determination of the discount rate applied to this sales transaction. As of the date of this filing, the shares have not been issued and are recorded to stock payable. The shares were issued in January 2017.

On November 20, 2015, the Company issued 114,631 shares of common stock for services totaling $91,705.  The shares were valued based on the stock price on the market at the time which was $0.80 per share.

During the year ended November 30, 2016, the Company received subscriptions for 525,237 shares of common stock for cash totaling $389,900. As of November 31, 2016, 16,339 shares have not been issued to an investor. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing.

Equity Issuance Costs

We incurred equity issuance costs of $1,446 and $3,403 for the years ended November 30, 2016, and 2015, respectively.  Rather than expense these costs, such items are charged against the Company’s equity. Our employees coordinate various matters associated with the sales of issuer securities to accredited investors.  Equity issuance costs include such wages. These costs also include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

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

During the year ended November 30, 2016, twelve accredited investors subscribed to 45,050 shares, in total, of Series B Preferred Stock in exchange for cash consideration of $225,250, in total, at $5.00 for each share. The Company relies upon an exemption from registration under the Securities Act of 1933 pursuant to Regulation D, Section 506. The Company agreed to pay interest on such funds at 12% per annum. Each person executed a stock subscription agreement and delivered funds in exchange for the delivery of Series B Convertible Preferred Shares at a price of $5.00 per share. Stock warrants were not sold or included in the offering to such investors.

All shares of redeemable convertible preferred stock have been presented outside of permanent equity in accordance with ASC 48-10, Classification and Measurement of Redeemable Securities. The Company accretes the carrying value of its Series A and B redeemable convertible preferred stock to its estimate of fair value (i.e. redemption value) at period end. The estimated fair value of the Series A and Series B redeemable convertible preferred stock at November 30, 2016 was $134,112 and $1,431,294, respectively.

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

There were 4,000,000 stock options outstanding to the Company’s management as of November 30, 2016, and within this group, 3,500,000 stock options were capable of being exercised at November 30, 2016. The remaining number of options are not exercisable as of November 30, 2016, as each of the two officers had not yet completed the “incentive”, i.e. the future monthly terms in office in order to exercise such options.  The weighted average exercise price is $0.25 per share and the weighted average remaining life is 20.5 months.

Stock Warrants Issued to Investors

There were no stock warrants granted by the Company from inception through August 16, 2012.  For each common share purchased by an investor, for no additional consideration, each investor acquired a warrant to purchase an additional two shares at the fixed price of $1.00 per share.  During the period from August 16, 2012 to August 31, 2013, in connection with a private placement, the Company raised $1,250,000 from the sale of securities. 2,500,000 stock warrants to purchase common stock were granted in conjunction with the purchase by each investor of our common stock.  The terms of the stock warrant include the right to exercise all or a portion of the warrants granted, shall be no more than 2 years from the date of grant of the warrant, and the exercise price is $1.00 per warrant.  The warrant may not be transferred or assigned in whole or in part by the grantee. As of November 30, 2015, there were 48,750 warrants outstanding. During the year ended November 30, 2016, the Company issued 1,050,474 warrants. As of November 30, 2016, there were 1,099,224 warrants outstanding, with a weighted average exercise price of $1.03 and the weighted average remaining life is 24.8 months.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS

Comparison of Twelve Month Results –for the fiscal years ended November 30, 2016 and 2015, respectively

Revenues and Gross Profit
Revenues for the twelve months ended November 30, 2016 and 2015 were $28,767 and $27,247, respectively. Gross profit for the periods ended November 30, 2016 and 2015 were $8,773 and $16,192, respectively. The Company has incurred significant costs in research and development activities. See discussion below for further information. At November 30, 2016, the Company had incurred an accumulated deficit of $5,714,983 since inception.

Costs and Expenses
Total cost and expenses increased to $1,355,316 for the year ended November 30, 2016 as compared to $1,333,626 for the year ended November 30, 2015. These increases in the fiscal year ended November 30, 2016, were primarily due to the increasing costs associated with public relations, royalty fees, sponsorships and advertisement of our audio headphone products.

Research and Development Costs

The Company incurred $23,080 and $7,850 for research and development costs during the fiscal years ended November 30, 2016 and 2015, respectively. These costs relate to hardware engineering, design and development of the Krankz™ Bluetooth wireless audio headphones, the Zaaz™ Keyboard, the Extreme Gamer®, and the Psyko Krypton™ 5.1 surround sound gaming headphones for personal computers. A similar unit under development connects to current generation video game consoles offered by Nintendo®, Microsoft®, and Sony®.

Other Income and Expenses
During the course of our business, we experienced a gain from foreign currency transactions of $8,940 in the year ended November 30, 2016 as compared to a gain of $22,031 for the year ended November 30, 2015. This gain is due to royalty payments owed to a foreign company.

During the year ended November 30, 2016, we had other losses totaling $312. This losses are associated with the refund of deposits.

Interest expense associated with obligations to related parties was $4,586 in the twelve months ended November 30, 2016, compared to $4,699 in the period ended November 30, 2015.  Interest expense was $1,389 and $968 in the twelve months ended November 30, 2016 and 2015, respectively.

Effect of Inflation
Inflation has not had a significant impact on the Company’s operations or cash flows.

Liquidity and Capital Resources

Long-Term Debt / Note Payable and Other Commitments

Other than what is described in this Item, the Company had no material commitments for capital expenditures at November 30, 2016 or November 30, 2015. On May 25, 2011, Exeo Entertainment, Inc. entered into an exclusive license agreement with Digital Extreme Technologies, Inc. whereby Exeo Entertainment, Inc. will manufacture and market the Extreme Gamer and Zaaz keyboard. Exeo Entertainment, Inc. will pay Digital Extreme Technologies, Inc. a 5% royalty fee on gross sales of both products.

On June 10, 2013, Exeo Entertainment, Inc. entered into a license agreement with Psyko Audio Labs, Canada whereby Exeo Entertainment. Inc. will manufacture and market the Psyko Krypton and Carbon line of gaming headphones. The Company will owe a 5% royalty on all headphone sales to Psyko Audio Labs.  Payments are due quarterly on January 15, April 15, July 15, and October 15. For the year ended November 30, 2016, the Company has made a total of $50,000 towards this obligation and no royalty invoices have been received from Psyko Audio Labs. In fiscal year 2016, the Company incurred increasing minimum royalty expenses as follows: $72,497 (CDN $100,000), $77,770 (CDN $100,000), $76,823 (CDN $100,000), and $75,072 (CDN $100,000) in each of the four quarters, respectively. The total minimum royalty fee expense in fiscal year ended November 30, 2016 and 2015 were $327,095 and $311,594, respectively. Prepaid expenses as of November 30, 2016 and 2015 consist of royalty fees of $1,840 and $1,840, respectively, paid to Psyko Audio Labs. These prepaid expenses shall be applied towards royalty expenses incurred in the first quarter of the following fiscal year. Unless the Royalty Agreement is modified by Psyko Audio Labs Canada and the Company, at January 1, 2016, the Company is obligated to pay minimum monthly royalties of $80,000 (CDN $100,000) per quarter for the remaining term of the contract.  No such modification has been made as of the date of this report. The Company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

The Company has an office and warehouse rental lease obligation through September 30, 2016, which equals $70,060 as of November 30, 2015. The monthly minimum rental payment is $7,006. Rent expense was $84,072 and $84,072 for the fiscal years ended November 30, 2016 and 2015, respectively.

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

Cash Flow Information

The Company had working capital of approximately $(358,326) and a current ratio of 0.53 at November 30, 2016. The Company had working capital of $183,520 and a current ratio of 1.38 at November 30, 2015. The decrease in working capital and the current ratio at November 30, 2016 as compared to November 30, 2015, was primarily due to financing activities (an decrease of $531,396 from fiscal year 2015 to 2016. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

During the twelve months ended November 30, 2016, the Company had cash and cash equivalents of approximately $131,001 as compared to cash and cash equivalents of $427,663 at November 30, 2015. This represents a decrease of $296,662.

Cash used in Operating Activities
The Company used approximately $868,629 of cash for operating activities in the twelve months ended November 30, 2016, as compared to using $965,612 of cash for operating activities in the twelve months ended November 30, 2015.

Cash used for Investing Activities
Investing activities for the twelve months ended November 30, 2016, used approximately $3,930 of cash as compared to using $40,701 of cash in the twelve months ended November 30, 2015. This increase in use is attributable to the acquisition of equipment in fiscal year ended November 30, 2015, as compared to fiscal year ended November 30, 2016.

Cash Provided by Financing Activities
Financing activities for the twelve months, ended November 30, 2016, provided $575,897 of cash as compared to providing $1,107,293 of cash in the twelve months ended November 30, 2015.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the management evaluation, we concludedthat our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management is in the process of determining how to most effectively improve our disclosure controls and procedures.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of November 30, 2016. The Company has resourced outside consultants to assist in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

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

ITEM 9B. OTHER INFORMATION

Material Contracts

U.S. Distribution Agreement with Global Marketing Partners

As of November 30, 2016, the Company has received no revenue on the following contract with Global Marketing Partners, Inc. On April 30, 2014, the Company entered into a non-exclusive contract with Global Marketing Partners, Inc., a California corporation doing business in Agoura Hills, California (the “Agreement”).  The Agreement provides the Company with an avenue for the distribution of its products through various retailers. Global serves as a marketing partner to facilitate and administer the distribution of the Company’s products.  A key component includes the introduction of the Company’s products to retailers using the distribution channel operated by Speed Commerce, formerly known as Navarre. The Company hopes to participate in a one-stop shop form of an arrangement via Global to access the retailers via Speed Commerce.  Using this arrangement, the Company is not responsible for entering into agreements with each retailer.

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

Section 16(A) Beneficial Ownership Reporting Compliance Pursuant to Item 405 of Regulation S-K

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended November 30, 2016 all such filing requirements applicable to its officers and directors were complied with exception that reports were filed late or not filed at all by the following persons:

Name and Principal Position	Number of late reports	Number of untimely reports	Number of Known Failures to File a Required Form
Robert S. Amaral, CEO	0	0	0
Jeffrey A. Weiland, Pres.	0	0	0

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our Company at any time during the year ended November 30, 2016, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during the year ended November 30, 2016. The foregoing persons are collectively referred to herein as the “Named Executive Officers.” Compensation information is shown for fiscal years ended November 30, 2016 and 2015, respectively.

SUMMARY COMPENSATION TABLE

			ANNUAL COMPENSATION		LONG TERM COMPENSATION				TOTAL
			Cash	Bonus ($)	Stock Awarded ($)	Stock Options * ($)	Non-Equity Incentive Plan Comp. ($)	All Other Compensation ($)	Total Compensation ($)
Robert S. Amaral	CEO, Treasurer,	2016	$78,200	0	0	$100,002	0	0	$178,202
	Secretary. & Director	2015	$65,750	0	0	$100,002	0	0	$165,752
Jeffrey A. Weiland	President &	2016	$72,000	0	0	$100,002	0	0	$172,002
	Director	2015	$66,000	0	0	$100,002	0	0	$166,002

* Stock Options - Outstanding Equity Awards at 2014 Fiscal Year-End

Pursuant to the 2012 Employees/Consultants Stock Compensation Plan, on July 15, 2012, we granted 2,000,000 shares to each of our two officers and directors. The option agreement provides the employee has no more than five years from the date of the grant to exercise the options at an exercise price of $0.25 per share. The employee may only exercise such options based upon the contracted vesting schedule, which provides that the options vest on a pro-rata basis over 60 months of future services to be rendered by such employee. There were no additional awards through the end of our fiscal year 2016.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

Employment Arrangements

As of November 30, 2016, we were a party to employment agreements with Jeffrey A. Weiland (dated June 1, 2015) and Robert S. Amaral (dated June 1, 2015), each of which is described directly below.

Employment Agreements with Jeffrey A. Weiland and Robert S. Amaral

Term and Compensation

The initial term of employment of each of Mr. Weiland and Mr. Amaral under their respective employment agreements is until such time the employment agreements are terminated by either party pursuant to the terms of the employment agreements.

Pursuant to his employment agreement, Mr. Weiland is entitled to an initial base salary of $72,000. Pursuant to his employment agreement, Mr. Amaral is entitled to an initial base salary of $78,200.

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

●
each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

●
each of our executive officers;

●
each of our directors; and

●
all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole votingand investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws, and the address for each person listed in the table is c/o Exeo Entertainment, Inc., 4478 Wagon Trail Ave., Las Vegas, Nevada 89118.

The percentage ownership information shown in the table below is calculated based on 24,764,129 shares of our common stock issued and outstanding as of February 29, 2017.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class

Common	Jeffrey A. Weiland President/Director	8,628,093	34.84%
Common	Robert S. Amaral Chief Executive Officer/Director	8,628,093	34.84%

	All Directors and Officers as a group (2 persons)	17,256,186	69.68%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Leasehold Interest in Real Estate

On October 25, 2012, the Company signed a lease for its current office and warehouse. The Company executed a one year extension effective October 1, 2014. The original lease contains an option for a three year renewal; which shall expire on September 30, 2016. The Company signed an additional one year lease at the same terms as the prior lease. The typical monthly rent expense is $7,006, which includes base rent of $5,496 and common area maintenance of $1,510. The Company is not obligated to pay a security deposit to the management company. A deposit to secure the current lease was made by DXT in 2009.  DXT will receive the security deposit at the end of the lease.

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

SERVICES	2016	2015

Audit fees	$23,046	$18,750
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$23,046	$18,750

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

NOVEMBER 30, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Exeo Entertainment, Inc.

We have audited the accompanying balance sheets of Exeo Entertainment, Inc. as of November 30, 2016 and the related statements of income, stockholders’ equity (deficit), and cash flows for year ended November 30, 2016. Exeo Entertainment, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exeo Entertainment, Inc. as of November 30, 2016 and the related statements of income, stockholders’ equity (deficit), and cash flows for the year ended November 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has minimal revenues, has negative working capital at November 30, 2016, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing
Las Vegas, Nevada
March 15, 2017

PCAOB Registered Auditors – www.sealebeers.com

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
March 1, 2016

EXEO ENTERTAINMENT, INC.
BALANCE SHEETS
(audited)

	November 30, 2016	November 30, 2015
ASSETS

Current assets
Cash and equivalents	$131,001	$427,663
Inventory	227,085	231,610
Prepaid expenses	51,869	1,840
Accounts Receivable	-	-
Total current assets	409,955	661,113

Property and equipment, net	64,943	92,953

TOTAL ASSETS	$474,898	$754,066

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current liabilities
Accounts payable and accrued expenses	$33,044	$20,328
Accrued interest payable – related party	14,139	9,553
Payroll liabilities	113,752	88,901
Due to related parties	75,000	75,000
Royalty payable	523,032	273,712
Notes payable	9,314	10,099
Total current liabilities	768,281	477,593

Long-term liabilities
Notes payable	29,840	41,864
Total long-term liabilities	29,840	41,864

Total liabilities	798,121	519,457

Series A redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 19,500 shares issued and outstanding; 0 shares unissued as of November 30, 2016 (liquidation preference of $65,683). Stated at redemption value	134,113	119,487
Series B redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 246,690 and 201,640 shares issued and outstanding; 0 and 5,000 shares unissued as of November 30, 2016 and 2015 (liquidation preference of $506,325). Stated at redemption value.	1,431,415	1,087,906

Stockholders’ equity (deficit)
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares authorized, 19,500 and 19,500 shares issued, respectively	-	-
Convertible Preferred Stock Series B - 15%, $0.0001 par value, 1,000,000 shares authorized, 246,690 and 61,500 shares issued, respectively	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized; 24,764,129 and 24,255,231 shares issued and outstanding, respectively.	2,476	2,425
Additional paid-in capital	3,711,256	3,135,349
Stock payable	112,500	100,000
Deficit accumulated	(5,714,983)	(4,210,558)
Total stockholders’ equity (deficit)	(1,888,751)	(972,784)

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$474,898	$754,066

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(audited)

	One year ending November 30, 2016	One year ending November 30, 2015
REVENUES	$28,767	$27,247
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	(19,994)	(11,055)
GROSS PROFIT	8,773	16,192

OPERATING EXPENSES
General and administrative	787,077	793,528
Executive compensation	362,630	343,109
Professional fees	176,946	173,950
Depreciation	31,940	29,709
TOTAL OPERATING EXPENSES	1,358,593	1,340,296

INCOME (LOSS) FROM OPERATIONS	(1,349,820)	(1,324,104)

OTHER INCOME (EXPENSE)
Gain (Loss) from foreign currency transactions	8,940	22,031
Other loss	312	(9,694)
Interest expense - related party	(4,586)	(4,699)
Interest expense	(1,389)	(968)
TOTAL OTHER INCOME (EXPENSES)	3,277	6,670

NET INOME (LOSS)	(1,346,543)	(1,317,434)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	(157,882)	(68,612)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,504,425)	$(1,386,046)

NET LOSS PER SHARE: BASIC	$(0.06)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC
	24,365,101	24,147,019

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(audited)

			Additional			Total
	Common Shares		Paid-In	Subscriptions	Deficit	Stockholders'
	Shares	Amount	Capital	Payable	Accumulated	Equity (Deficit)

Balance, November 30, 2014	24,140,600	$2,414	$2,839,003	$-	$(2,824,512)	$16,905

Contributed capital			8,052			8,052

Cash received for sale of
common stock				100,000		100,000

Stock options granted to officers			200,004			200,004

Shares issued for services at $0.80	114,631	11	91,693			91,705
Per share

Equity issuance costs			(3,404)			(3,404)

Net loss for the year ended
November 30, 2015					(1,386,046)	(1,386,046)

Balance, November 30, 2015	24,255,231	$2,425	$3,135,349	$100,000	$(4,210,558)	$(972,784)

Cash received for sale of
Common stock				75,000		75,000

Shares issued for cash at $0.80
per share	508,898	51	377,349	(62,500)		314,900

Stock options granted to officers			200,004			200,004

Equity issuance costs			(1,446)			(1,446)

Net loss for the year ended
November 30, 2016					(1,504,425)	(1,504,425)

Balance, November 30, 2016	24,764,129	$2,476	$3,711,256	$112,500	$(5,174,983)	$(1,888,751)

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(audited)

	One year ending November 30, 2016	One year ending November 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,346,543)	$(1,317,434)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	31,940	29,709
Stock-based compensation to officers	200,004	200,004
Shares issued for services	-	91,705
Changes in assets and liabilities
Decrease (Increase) in pre-paid expenses	(50,029)	(1,840)
Increase in accounts receivable	-	110
Decrease (Increase) in inventory	4,586	(216,653)
(Decrease) Increase in accounts payable and accrued expenses	12,716	(18,185)
Decrease in accrued interest - related party	4,525	4,699
Increase in payroll liabilities	24,851	22,710
Increase in royalty payable	249,320	239,563
Net Cash Used in Operating Activities	(868,630)	(965,612)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(3,930)	(40,701)
Cash Flows Used in Investing Activities	(3,930)	(40,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	388,456	104,649
Proceeds from issuance of preferred stock, net of issuance costs	200,250	979,687
Proceeds from related party debt	-	-
Payments to related party debt	-	(10,000)
Payments on notes payable - auto loan (principal)	(12,809)	32,957
Cash Flows Provided by Financing Activities	575,897	1,107,293

Net increase in cash and cash equivalents	(296,663)	100,980

Cash and cash equivalents, beginning of the period	427,663	326,684

Cash and cash equivalents, end of the period	$131,001	$427,664

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,389	$3,606
Dividend of redeemable preferred stock	$157,882	$68,612

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2016
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

Inventory
Inventories are stated at cost, not to exceed fair market value. The cost of the Company’s inventory ($227,085 and $231,610 at November 30, 2016 and November 30, 2015, respectively) has been determined using the first-in first-out (FIFO) method. The reduction in current costs as compared to LIFO costs of inventory equals zero at November 30, 2016 and November 30, 2015, respectively.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2016
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

Impairment of Long-Lived Assets
The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. No impairments were recorded at November 30, 2016 and 2015. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

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
November 30, 2016
(Audited)

Note A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. For the years ended November 30, 2016 and 2015, the Company recognized $28,767 and $27,247 in revenue, respectively.

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

Stock-Based Compensation
Pursuant to ASC Topic 718, the Company recorded the fair value of the stock options on a monthly basis over the vesting period as stock-based compensation expense. The fair value of the options is calculated using the Black-Scholes method as of the date of grant. In fiscal year 2012, the Company adopted an incentive stock option plan for its employees. In fiscal year 2012 the Company granted stock options to three officers of the Company. These are described in Note G - Stock Options and Warrants.

Concentrations of Risk
The Company’s bank accounts are deposited in insured institutions. The maximum insured by the FDIC per bank account is not an issue here since the Company’s bank accounts do not bear any interest and the FDIC limits far exceed balances on deposit. The Company’s funds were held in a single account. At November 30, 2016 and 2015, the Company’s bank balance did not exceed the insured amounts.

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
Notes to Financial Statements
November 30, 2016
(Audited)

Note A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Liquidity and Going Concern

The Company has incurred an accumulated deficit of ($5,714,983) since inception. The Company incurred significant initial research and product development costs, including expenditures associated with hardware engineering and the design and development of its hardware components and prototypes associated with the Zaaz™ keyboard, the Extreme Gamer, and the Psyko Krypton™ surround sound gaming headphones. The Company also incurred costs associated with its acquisition of property, plant and equipment for its 10,000 square foot office and warehouse.

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

Note B: PROPERTY AND EQUIPMENT

The Company owned property and equipment, recorded at cost, which consisted of the following at November 30, 2016 and November 30, 2015:

	November 30, 2016	November 30, 2015
Furniture and fixtures	$21,499	$21,499
Office & computer equipment	37,982	34,051
Vehicles	96,943	96,943
Subtotal	156,424	152,494
Less: Accumulated depreciation	(91,481)	(59,541)
Property and equipment, net	$64,943	$92,953

Depreciation expense was $31,940 and $29,709 for the years ended November 30, 2016 and 2015.

Note C: HARDWARE DEVELOPMENT COSTS

The Company incurred $23,080 and $7,850 for research and development costs for the years ended November 30, 2016 and 2015, respectively. These costs relate to hardware engineering, design and development of the Krankz™ and Krankz Maxx™ Bluetooth Wireless Headset and the Psyko Krypton® surround sound gaming headphones for personal computers.

Note D: PREPAID EXPENSES

At November 30, 2016 and 2015, the balance of prepaid expenses on the balance sheet of the Company is $51,869 and $1,840, respectively, which primarily relates to a deposit on inventory not delivered and a prepayment of an annual fee for investor relations.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2016
(Audited)

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

Note F: COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 24,764,129 and 24,255,231 shares issued and outstanding at November 30, 2016 and November 30, 2015, respectively. During the month of March, 2015, one accredited investor, previously known by the officers of the Company, as well as having been a prior investor in the common stock of the Company, subscribed to 322,188 shares of common stock of the Company upon the exercise of his common stock warrants. The Company accepted this subscription at a discounted price of $0.31037 per share. Prior private party sales of the Company’s common stock occurred in August, 2014 and such sales by the Issuer were at $0.80 per share. The discount in sales price represented by this transaction cannot be reasonably ascertained due to the lack of recent sales of issuer securities. Reasons for such discount may include various factors such as the dollar amount of the single transaction, limitations upon the immediate marketability of the common stock of the company, restrictive legends applied to this stock certificate, and price volatility, if applicable, as reflected in the open market. At the time of this subscription, the Common shares of the Company were quoted at $1.00 per share and were not actively trading on the OTC BB and OTC Markets- QB. For the reasons stated above, the price quotation in the open market should not be relied upon for purpose of the determination of the discount rate applied to this sales transaction. As of the date of this filing, the shares have not been issued and are recorded to stock payable. The shares were issued in January 2017.

During the year ended November 30, 2015, the Company issued 114,631 shares of common stock for services totaling $91,705. The shares were valued based on the stock price on the market at the time which was $0.80 per share.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2016
(Audited)

Note F: COMMON STOCK (CONTINUED)

During the year ended November 30, 2016, t the Company received subscriptions for 525,237 shares of common stock for cash totaling $389,900. As of November 31, 2016, 16,339 shares have not been issued to an investor. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing.

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
November 30, 2016
(Audited)

Note G: STOCK OPTIONS AND WARRANTS (CONTINUED)

The following is a summary of the status of all of the Company’s stock options issued to the Company’s management as of November 30, 2016 and 2015 and the changes from December 1, 2014 to November 30, 2016.

	# of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding November 30, 2014	4,000,000	$0.25	-
Granted	-	$ -	-
Exercised	-	$ -	-
Cancelled	-	$ -	-
Outstanding at November 30, 2015	4,000,000	$0.25	-
Granted	-	$ -	-
Exercised	-	$ -	-
Cancelled	-	$ -	-
Outstanding at November 30, 2016	4,000,000	$0.25	8.50 months
Exercisable at November 30, 2016	3,500,000	$0.25	8.50 months
Outstanding at November 30, 2015	4,000,000	$0.25	20.50 months
Exercisable at November 30, 2015	2,700,000	$0.25	20.50 months

Stock Warrants Issued to Investors

Prior to March 3, 2014, the Company issued 48,750 common stock warrants to Series A Preferred Stock purchasers in February and March 2014. All of the warrants expired in February and March 2017.

The following is a summary of the status of all of the Company’s stock warrants as of November 30, 2016 and 2015, and the changes from December 1, 2014 to November 30, 2016.

	# of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at November 30, 2014	1,841,250	$1.00	-
Granted	-	$1.00	-
Exercised	-	$ ..80	-
Cancelled	(1,792,500)	$ -	-
Outstanding at November 30, 2015	48,750	$2.00	15 months
Granted	1,050,474	$1.09	36 months
Exercised	-	$ -	-
Cancelled	-	$ -	-
Outstanding at November 30, 2016	1,099,224	$1.03	24.8 months
Exercisable at November 30, 2016	1,099,224	$1.03	24.8 months
Outstanding at November 30, 2015	48,750	$2.00	3 month
Exercisable at November 30, 2015	48,750	$2.00	3 month

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

During the year ended November 30, 2015, forty-five accredited investors subscribed to 206,640 shares, in total, of Series B Preferred Stock in exchange for cash consideration of $1,033,200, in total, at $5.00 for each share. As of November 30, 2016, the shares have been issued and have been presented outside of permanent equity in accordance with ASC 48-10, Classification and Measurement of Redeemable Securities. The Company relies upon an exemption from registration under the Securities Act of 1933 pursuant to Regulation D, Section 506. The Company agreed to pay interest on such funds at 12% per annum. Each person executed a stock subscription agreement and delivered funds in exchange for the delivery of Series B Convertible Preferred Shares at a price of $5.00 per share. Stock warrants were not sold or included in the offering to such investors.

During the year ended November 30, 2016, twelve accredited investors subscribed to 45,050 shares, in total, of Series B Preferred Stock in exchange for cash consideration of $225,250, in total, at $5.00 for each share. As of November 30, 2016, the shares have been issued and have been presented outside of permanent equity in accordance with ASC 48-10, Classification and Measurement of Redeemable Securities. The Company relies upon an exemption from registration under the Securities Act of 1933 pursuant to Regulation D, Section 506. The Company agreed to pay interest on such funds at 12% per annum. Each person executed a stock subscription agreement and delivered funds in exchange for the delivery of Series B Convertible Preferred Shares at a price of $5.00 per share. Stock warrants were not sold or included in the offering to such investors.

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

The estimated fair value of the Series A and Series B redeemable convertible preferred stock at November 30, 2016 was $134,112 and $1,431,414, respectively.

The estimated fair value of the Series A and Series B redeemable convertible preferred stock at November 30, 2015 was $119,487 and $1,087,906, respectively.

We incurred equity issuance costs of $1,446 and $3,403 for the years ended November 30, 2016 and 2015, respectively.  Rather than expense these costs, such items are charged against the Company’s equity. Our employees coordinate various matters associated with the sales of issuer securities to accredited investors.  Equity issuance costs include such wages. These costs also include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

Note I: RELATED PARTY TRANSACTIONS

Notes Payable to Officer

An officer received promissory notes from the Company in exchange for loans from the officer for $85,000. The terms of the notes provide that the Company shall repay the principal of each note in full within nine months of the date of each note. In addition, the Company is obligated to pay interest at a flat rate of 6.00% upon maturity of each note. At the sole discretion of the officer, the notes may be extended for an additional nine month term. The Officer agreed to extend the notes for an additional nine month period. The maturity dates after the extensions are reflected below. In November 2015, the Company made a $10,000 payment to an officer towards the entire principal of one note dated December, 2013. The Company made no payment towards $14,139 accrued interest.

Date of Each Note	Amount of Each Note	Accrued Interest through the Maturity Date	Maturity Date of Each Note
December 30, 2013	$ 25,000	$4,666	September 29, 2016
January 24, 2014	$ 50,000	$9,473	October 23, 2016

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2015
(Audited)

Note I: RELATED PARTY TRANSACTIONS (CONTINUED)

Compensation of Officers

The Company entered into officer compensation agreements with two officer/directors whereby each receives $60,000 per annum as cash compensation. The Company pays each officer $5,000 per month. During June 2015, the Company increased the total monthly compensation to a total of $12,500 per month for both officers.

The amount paid to the two officers in total was $150,200 and $143,105 during the years ended November 30, 2016 and 2015, respectfully. In addition, each officer/director received additional compensation in the form of non-cash incentive stock options granted on July 15, 2012. Each person received 2,000,000 stock options. For further discussion of the terms of the grant of stock options, see Note G.

Note J: COMMITMENTS AND CONTINGENCIES

Royalty Payable Obligation

At January 1, 2015, the Company is obligated to pay minimum monthly royalties of approximately $80,000 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.  For the years ended November 30, 2016 and 2015, the Company has made a total of $50,000 and $50,000 towards this obligation and no royalty invoices have been received from Psyko Audio Labs. Royalty payable was $523,032 and $273,712 as of November 30, 2016 and 2015. For the years ended November 30, 2016 and 2015, royalty expense and the related gain on foreign currency transactions were $327,095 and $311,594, respectively.

Operating Lease Obligation

On October 25, 2012, the Company signed a lease for its current office and warehouse. The Company executed a one year extension effective October 1, 2014. The original lease contains an option for a three year renewal; which shall expire on September 30, 2016. The Company signed an additional one year lease at the same terms as the prior lease. The typical monthly rent expense is $7,006, which includes base rent of $5,496 and common area maintenance of $1,510. The Company is not obligated to pay a security deposit to the management company.

As of November 30, 2016 and 2015, the monthly minimum rental payment is $7,006. Rent expense was $84,072 and $84,072 for the years ended November 30, 2016 and 2015, respectively.

Note Payable for Vehicle Financing Obligations

On September 27, 2012, the Company acquired a pre-owned company vehicle on credit. The original cost basis was $49,824. On November 13, 2015, the Company traded the vehicle for a new leased vehicle for $6,714 due at signing. The Company is obligated to pay a total of $48,944 for 36 months with a monthly payment of $1,196.

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

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2015
(Audited)

Note K: SUBSEQUENT EVENTS

In December 2016, the Company agreed to issue 50,000 shares of common stock for services.

In December 2016 and January 2017, the Company sold 32,000 shares of common stock in exchange for cash of $16,000.

In January 2017, the Company issued 322,188 shares to an investor and reduced the stock payable by $100,000.

In January and February 2017, the Company sold units consisting of 96,638 shares of common stock, 96,638 warrant A and 96,638 of warrant B for total cash of $75,000.

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

None.

Press Releases

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Jeffrey A. Weiland	President and Director	March 14, 2017
Jeffrey A. Weiland

/s/ Robert S. Amaral	Chief Executive Officer,	March 14, 2017
Robert S. Amaral	Treasurer and Director
(Principal Executive and Financial Officer