Form 10-K/A
period 2016-11-30
Exeo Entertainment, Inc.
filed 2017-03-29
CIK 1528760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to Exeo Entertainment, Inc.'s Annual Report on Form 10-K for the period ended November 30, 2016, filed with the Securities and Exchange Commission on March 15, 2017 is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Item 15(B) Exhibits

INDEX TO EXHIBITS

Exhibit	Description

3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Bylaws (1)
3.4	Certificate of Designation (for Series A Preferred Stock) (1)
3.5	Certificate of Designation for Series B Convertible Preferred Stock (2)
10.1	Employment Agreement (Jeffrey Weiland, President) (1)
10.2	Employment Agreement (Robert S. Amaral, CEO) (1)
10.3	Consulting Agreement (Hildebrandt Consulting) (1)
10.4	Exclusive License Agreement (Psyko Audio Labs) (1)
10.5	Exclusive License Agreement (Digital Extreme Technologies, Inc.) (1)
10.6	Project Management Agreement (Elite Product Management) (1)
10.7	2012 Employees/Consultants Stock Compensation Plan Agreement (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
99.1	Press release issued on September 12, 2014 (3)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Extension Presentation Linkbase

(1)	Not filed herewith, but this exhibit is incorporated by reference. Previously filed as an exhibit to Exeo Entertainment, Inc.’s Form S-1 filed with the Commission on August 16, 2013, as amended.

(2)	Not filed herewith, but this exhibit is incorporated by reference. Previously filed as an exhibit to Exeo Entertainment, Inc.’s Form 10-K filed with the Commission on March 13, 2014.

(3)	Not filed herewith, but this exhibit is incorporated by reference. Previously filed as an exhibit 99.1 to Exeo Entertainment, Inc.’s Form 10-Q filed with the Commission on October 6, 2014.

(4)	Not filed herewith, but this exhibit is incorporated by reference. Previously filed as an exhibit to Exeo Entertainment, Inc.’s Form 10-K filed with the Commission on March 15, 2017.

Item 15(c) Reports on Form 8-K

None.

Press Releases

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Jeffrey A. Weiland	President and Director	March 29, 2017
Jeffrey A. Weiland

/s/ Robert S. Amaral	Chief Executive Officer,	March 29, 2017
Robert S. Amaral	Treasurer and Director
(Principal Executive and Financial Officer