Form 10-Q
period 2017-02-28
Exeo Entertainment, Inc.
filed 2017-04-19
CIK 1528760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

As of the date of filing of this report, there were outstanding 24,892,767 shares of the issuer’s common stock, par value $0.0001 per share. There were also outstanding 19,500 Series A, and 246,690, Series B Preferred Shares of the issuers preferred stock, par value $0.0001 per share.

EXEO ENTERTAINMENT, INC.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended February 28, 2017 are not necessarily indicative of the results that can be expected for the year ending November 30, 2017.

EXEO ENTERTAINMENT, INC.
BALANCE SHEETS
(unaudited)	February 28,	November 30,
	2017	2016

ASSETS

Current Assets
Cash and cash equivalents	$55,602	$131,001
Inventory	267,000	227,085
Prepaid expenses	20,000	51,869
Total current assets	342,602	409,995

Property and equipment, net	56,811	64,943

TOTAL ASSETS	$399,413	$474,898

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Liabilities
Current liabilities
Accounts payable and accrued expenses	$20,434	$33,044
Accrued interest payable - related party	15,286	14,139
Payroll liabilities	119,965	113,752
Due to related parties	75,000	75,000
Royalty payable	611,535	523,032
Notes payable	9,314	9,314
Total current liabilities	851,534	768,281

Long-term liabilities
Notes payable	27,529	29,840
Total long-term liabilities	27,529	29,840

Total Liabilities	879,063	798,121

Series A redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 19,500 shares issued and
outstanding; 0 shares unissued as of February 2017 and 2016 (liquidation preference of $69,519). Stated at redemption value.	137,767	134,113
Series B redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 246,690 and 246,690 shares issued and
outstanding; 0 shares unissued as of February 2017 and 2016 (liquidation preference of $543,203). Stated at redemption value.	1,468,418	1,431,415

Stockholders' deficit

Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares authorized, 19,500 and 19,500 shares issued, respectively	-	-
Convertible Preferred Stock Series B - 12%, $0.0001 par value, 1,000,000 shares authorized, 225,390 and 2,500 shares issued, respectively	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized; 24,892,767 and 24,764,129 shares issued and outstanding, respectively	2,490	2,476
Additional paid-in capital	3,852,245	3,711,256
Stock payable	112,500	112,500
Deficit accumulated	(6,053,070)	(5,714,983)
Total stockholders' deficit	(2,085,835)	(1,888,751)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT	$399,413	$474,898

EXEO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three month period ending February 28, 2017	Three month period ending February 29, 2016
REVENUES	$3,609	$12,548
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	(2,431)	(4,877)
GROSS PROFIT	1,178	7,671

OPERATING EXPENSES
General and administrative	160,444	225,459
Executive compensation	96,857	90,607
Professional fees	18,014	44,638
Depreciation	8,132	7,936
TOTAL OPERATING EXPENSES	283,447	368,640

INCOME (LOSS) FROM OPERATIONS	(282,269)	(360,969)

OTHER INCOME (EXPENSE)
Gain (loss) from foreign currency transactions	(12,224)	1,503
Other income	-	312
Interest expense - related party	(1,147)	(1,134)
Interest expense	(1,787)	(225)
TOTAL OTHER INCOME (EXPENSES)	(15,158)	456

NET INOME (LOSS)	(297,427)	(360,513)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	(40,660)	(36,527)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(338,087)	$(397,040)

NET LOSS PER SHARE: BASIC	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC
	24,810,340	24,255,231

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
	Three month period ending February 28, 2017	Three month period ending February 29, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(297,427)	$(360,513)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	8,132	7,936
Stock-based compensation to officers	50,001	50,001
Changes in assets and liabilities
Decrease (Increase) in pre-paid expenses	31,867	(7,452)
Decrease (Increase) in inventory	(39,915)	4,819
(Decrease) Increase in accounts payable and accrued expenses	(12,610)	7,076
Decrease in accrued interest - related party	1,147	1,134
Increase in payroll liabilities	6,213	6,213
Increase in royalty payable	88,503	70,467
Net Cash Used in Operating Activities	(164,088)	(220,319)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of issuance costs	-	118,775
Proceeds from issuance of common stock, net of issuance costs	91,000	-
Payments on notes payable - auto loan (principal)	(2,311)	(2,705)
Cash Flows Provided by Financing Activities	88,689	116,070

Net increase in cash and cash equivalents	(75,399)	(104,249)

Cash and cash equivalents, beginning of the period	131,001	427,663

Cash and cash equivalents, end of the period	$55,602	$323,414

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Dividend of redeemable preferred stock	$40,660	$36,527

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 28, 2017

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

Inventory
Inventories are stated at cost, not to exceed fair market value. The cost of the Company’s inventory $267,000 and $227,085 at February 28, 2017 and November 30, 2016, respectively) has been determined using the first-in first-out (FIFO) method. The reduction in current costs as compared to LIFO costs of inventory equals zero at February 28, 2017 and November 30, 2016, respectively.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 28, 2017

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

Impairment of Long-Lived Assets
The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. No impairments were recorded at February 28, 2017. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

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
February 28, 2017

Note A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. For the three months ended February 28, 2017 and 2016, the Company recognized $3,609 and $12,548 in revenue, respectively.

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

Concentrations of Risk
The Company’s bank accounts are deposited in insured institutions. The maximum insured by the FDIC per bank account is not an issue here since the Company’s bank accounts do not bear any interest and the FDIC limits far exceed balances on deposit. The Company’s funds were held in a single account. At February 28, 2017, the Company’s bank balance did not exceed the insured amounts.

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
February 28, 2017

Note A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Liquidity and Going Concern
The Company has incurred an accumulated deficit of ($6,053,395) since inception. The Company incurred significant initial research and product development costs, including expenditures associated with hardware engineering and the design and development of its hardware components and prototypes associated with the Zaaz™ keyboard, the Extreme Gamer, and the Psyko Krypton™ surround sound gaming headphones. The Company also incurred costs associated with its acquisition of property, plant and equipment for its 10,000 square foot office and warehouse.

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

Note B: PROPERTY AND EQUIPMENT

The Company owned property and equipment, recorded at cost, which consisted of the following at February 28, 2017 and November 30, 2016:

	February 28, 2017	November 30, 2016
Furniture and fixtures	$21,499	$21,499
Office & computer equipment	37,982	37,982
Vehicles	96,944	96,943
Subtotal	156,425	156,494
Less: Accumulated depreciation	(99,614)	(91,481)
Property and equipment, net	$56,811	$64,943

Depreciation expense was $8,132 and $7,936 for the three months ended February 28, 2017 and 2016.

Note C: HARDWARE DEVELOPMENT COSTS

The Company incurred $0 and $15,293 for research and development costs for the three months ended February 28, 2017 and February 29, 2016, respectively. As to the nine months ended August 31, 2016, these costs relate to hardware engineering, design and development of the Krankz™ and Krankz Maxx™ Bluetooth Wireless Headset and the Psyko Krypton® surround sound gaming headphones for personal computers.

Note D: PREPAID EXPENSES

At February 28, 2017, the balance of prepaid expenses on the balance sheet of the Company is $20,000, which primarily relates to a prepayment of an annual fee for investor relations and a deposit on product placement. At November 30, 2016, the balance of prepaid expenses on the balance sheet of the Company is $51,869. Prepaid expenses at November 30, 2016 also consist of a deposit on inventory not delivered, deposit on product placement and prepayment of an annual fee for investor relations.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 28, 2017

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

Note F: COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 24,892,767 and 24,761,129 shares issued and outstanding at February 28, 2017 and November 30, 2016, respectively.

During the three months ended February 28, 2017, the Company issued 128,638 shares of common stock for cash totaling $91,000. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 28, 2017

Note G: PREFERRED STOCK

Issuances of Series A Convertible Preferred Stock

Since March 3, 2014, the Company has not offered or sold any Series A Convertible Preferred Stock and has no intent to do so during fiscal year ended November 30, 2017.

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

All shares of redeemable convertible preferred stock have been presented outside of permanent equity in accordance with ASC 48-10, Classification and Measurement of Redeemable Securities. The Company accretes the carrying value of its Series A and B redeemable convertible preferred stock to its estimate of fair value (i.e. redemption value) at period end. The estimated fair value of the Series A and Series B redeemable convertible preferred stock at February 28, 2017 was $137,768 and $1,468,418, respectively.

We incurred equity issuance costs of $0 and $25 for the three months ended February 28, 2017 and 2016, respectively.  Rather than expense these costs, such items are charged against the Company’s equity. Our employees coordinate various matters associated with the sales of issuer securities to accredited investors.  Equity issuance costs include such wages. These costs also include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 28, 2017

Note H: RELATED PARTY TRANSACTIONS

Notes Payable to Officer

An officer received promissory notes from the Company in exchange for loans from the officer for $85,000. The terms of the notes provide that the Company shall repay the principal of each note in full within nine months of the date of each note. In addition, the Company is obligated to pay interest at a flat rate of 6.00% upon maturity of each note. At the sole discretion of the officer, the notes may be extended for an additional nine month term. The Officer agreed to extend the notes for an additional nine month period. The maturity dates after the extensions are reflected below. In August 2015, the Company made a $10,000 payment to an officer towards the entire principal of one note dated December, 2013. The Company made no payment towards $11,834 accrued interest. The balance as of February 28, 2017 was $75,000. As of the date of this filing, the notes are in default and is being negotiated.

Date of Each Note	Amount of Each Note	Accrued Interest through the Maturity Date	Maturity Date of Each Note
December 30, 2013	$25,000	$4,824	February 28, 2017
January 24, 2014	$50,000	$10,462	February 28, 2017

Compensation of Officers

The Company entered into officer compensation agreements with two officer/directors collectively receives $150,000 per annum as cash compensation. The Company pays the two officers a total of $12,500 per month.

The amount paid to the two officers in total was $43,750 and $40,606 during the three months ended February 28, 2017 and 2016, respectfully. In addition, each officer/director received additional compensation in the form of non-cash incentive stock options granted on July 15, 2012. The fair value of the stock options were a total of $50,000. Each person received 2,000,000 stock options.

Note I: COMMITMENTS AND CONTINGENCIES

Royalty Payable Obligation

At January 1, 2015, the Company is obligated to pay minimum monthly royalties of approximately $80,000 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.   Royalty payable was $611,535 as of February 28, 2017. For the three months ended February 28, 2017, royalty expense and the related loss on foreign currency transactions was $76,279 and $12,224, respectively.

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

As of February 28, 2017, the monthly minimum rental payment is $7,006. Rent expense was $21,018 and $21,018 for the three months ended February 28, 2017 and 2016, respectively.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 28, 2017

Note I: COMMITMENTS AND CONTINGENCIES (CONTINUED)

Note Payable for Vehicle Financing Obligations

On September 27, 2012, the Company acquired a pre-owned company vehicle on credit. The original cost basis was $49,824. On November 13, 2015, the Company traded the vehicle for a new leased vehicle for $6,714 due at signing. The Company is obligated to pay a total of $48,259 for 36 months with a monthly payment of $1,196.

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
Expand SKUs within the headphone market for both music and gaming

 Activities to date

We incorporated in the state of Nevada on May 12, 2011. For the quarter ended February 28, 2017, we generated $3,609 in revenues and continue to operate at a loss. Our activities have centered on the design and engineering of peripherals in the video gaming, music, and smart TV sector.

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

Subsidiaries

We do not have any subsidiaries.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparison of Three Month Results for the quarters ended February 28, 2017 and February 29, 2016, respectively

Revenues and Gross Profit

For the three months ended February 28, 2017 and February 29, 2016, the Company recognized $3,609 and $12,548 in revenue, respectively.   At February 29, 2016, the Company had incurred an accumulated deficit of $6,053,070 since inception.

Costs and Expenses

Total cost and expenses were $283,447 and $368,640 for the three months ended February 28, 2017 and February 29, 2016, respectively. The decrease was primarily due to staff turnover and decreases in legal and consulting fees paid.

Research and Development Costs

The Company incurred $0 and $15,239 for research and development costs for the three months ended February 28, 2017 and February 29, 2016, respectively. As to the three months ended February 29, 2016, these costs relate to hardware engineering, design and development of the Krankz™ and Krankz Maxx™ Bluetooth Wireless Headset and the Psyko Krypton® surround sound gaming headphones for personal computers were reclassed to promotional costs.

Other Income and Expenses

During the course of our business, we experienced a loss from foreign currency transactions of $12,224 in the three month period ended February 29, 2016, compared to a gain of $1,503 in the comparable period ended February 29, 2016. These gains/losses are associated with currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Interest expense associated with obligations to related parties was $1,147 and $1,134 in the three month periods ended February 28, 2017 and February 29, 2016, respectively.

Liquidity and Capital Resources

Other than what is described in this Report, the Company had no material commitments for capital expenditures at February 28, 2017 and February 29, 2016.

On May 25, 2011, Exeo Entertainment, Inc. entered into an exclusive license agreement with Digital Extreme Technologies, Inc. whereby Exeo Entertainment, Inc. will manufacture and market the Extreme Gamer and Zaaz keyboard. Exeo Entertainment, Inc. will pay Digital Extreme Technologies, Inc. a 5% royalty fee on gross sales of both products.

Unless the Royalty Agreement is modified by Psyko Audio Labs Canada and the Company, at January 1, 2016, the Company is obligated to pay minimum monthly royalties of $80,000 (CDN $100,000) per quarter for the remaining term of the contract.  No such modification has been made as of the date of this report. The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars. For the three months ended February 28, 2017 and February 29, 2016, the Company made no payments towards this obligation and no royalty invoices have been received from Psyko Audio Labs. Royalty payable was $611,535 for the three months ended February 28, 2017. For the three months ended February 28, 2017, royalty expense and related gain on foreign currency transactions was $75,564 and $12,224, respectively.

The Company has an office and warehouse rental lease obligation through October 31, 2017, which equals a balance of $56,048 from March 1, 2017 through October 31, 2017. The monthly minimum rental payment is $7,006. Rent expense was $21,018 and $21,018 for the three months ended February 28, 2017 and February 29, 2016, respectively.

Cash Flow Information

On February 28, 2017, the Company had working capital of approximately $(508,932). On November 30, 2016, the Company had working capital of approximately $(358,326). The decrease in working capital primarily relates to a decrease in cash, offset by an increase in royalty payable during the three months ending February 28, 2017. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

The Company had cash and cash equivalents of approximately $55,602 and $131,001 at February 29, 2016 and November 30, 2016, respectively. This represents a decrease in cash of $75,399.

Cash used in Operating Activities
The Company used approximately $164,088 of cash for operating activities in the three months ended February 28, 2017 as compared to using $220,319 of cash for operating activities in the three months ended February 29, 2016. This decrease in cash used in operating activities, is primarily attributed to an increase in inventory purchases.

Cash Provided by Financing Activities
Financing activities in the three months ended February 28, 2017 provided $88,689 of cash as compared to providing $116,070 of cash in the three months ended February 29, 2016. The difference is attributable to an increase in cash receipts from sales of the Company’s preferred stock.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting may not be effective as of February 28, 2017. Other than our two officers, we have no employees or contractors that have the authority to implement any changes in our internal control or financial reporting.

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

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In the first quarter of 2017, management is in the process of determining how to most effectively improve our disclosure controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended February 28, 2017, the Company issued 128,638 shares of common stock for cash totaling $91,000. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing.

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

At February 28, 2017 we owed an officer $75,000.

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

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Jeffrey A. Weiland	President and Director	April 18, 2016
Jeffrey A. Weiland

/s/ Robert S. Amaral	Chief Executive Officer,	April 18, 2016
Robert S. Amaral	Treasurer and Director
(Principal Executive and Financial Officer)