Form 10-Q
period 2017-08-31
Exeo Entertainment, Inc.
filed 2017-10-16
CIK 1528760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   No ☒

As of the date of filing of this report, there were outstanding 25,274,287 shares of the issuer’s common stock, par value $0.0001 per share. There were also outstanding 19,500 Series A, and 244,190, Series B Preferred Shares of the issuers preferred stock, par value $0.0001 per share.

EXEO ENTERTAINMENT, INC.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended August 31, 2017 are not necessarily indicative of the results that can be expected for the year ending November 30, 2017.

EXEO ENTERTAINMENT, INC.
BALANCE SHEETS
(unaudited)	August 31,	November 30,
	2017	2016

ASSETS

Current Assets
Cash and cash equivalents	$161,860	$131,001
Inventory	254,479	227,085
Prepaid expenses	164,371	51,869
Total current assets	580,710	409,995

Property and equipment, net	42,237	64,943

TOTAL ASSETS	$622,947	$474,898

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Liabilities
Current liabilities
Accounts payable and accrued expenses	$32,225	$33,044
Accrued interest payable - related party	17,628	14,139
Payroll liabilities	132,391	113,752
Due to related parties	75,000	75,000
Royalty payable	797,088	523,032
Notes payable	9,314	9,314
Total current liabilities	1,063,646	768,281

Long-term liabilities
Notes payable	22,846	29,840
Total long-term liabilities	22,846	29,840

Total Liabilities	1,086,492	798,121

Series A redeemable convertible preferred stock; $0.0001 par value,
1,000,000 shares authorized; 19,500 shares issued and outstanding; 0 shares unissued as of August 2017 and November 2016 (liquidation preference of $76,832). Stated at redemption value.	145,080	134,113
Series B redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 244,190 and 246,690 shares issued and
outstanding; 2,500 shares unissued as of August 2017 and November 2016 (liquidation preference of $615,085). Stated at redemption value.	1,539,926	1,431,415

Stockholders' deficit

Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares authorized, 19,500 and 19,500 shares issued, respectively	-	-
Convertible Preferred Stock Series B - 12%, $0.0001 par value, 1,000,000 shares authorized, 244,190 and 246,690 shares issued, respectively	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized; 25,274,287 and 24,764,129 shares issued and outstanding, respectively	2,528	2,476
Additional paid-in capital	4,259,911	3,711,256
Treasury stock, Series B Preferred Stock – 2,500 shares	(12,500)	-
Stock payable	471,500	112,500
Deficit accumulated	(6,869,990)	(5,714,983)
Total stockholders' deficit	(2,148,551)	(1,888,751)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT	$622,947	$474,898

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(unaudited)
	Three months ended		Nine months ended
	August 31,		August 31,
	2017	2016	2017	2016
REVENUES, NET	$1,970	$7,110	$9,487	$24,727
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	(2,299)	(3,554)	(7,635)	(12,187)
GROSS PROFIT	(329)	3,556	1,852	12,540

OPERATING EXPENSES
General and administrative	267,691	172,226	640,335	585,921
Executive compensation	93,257	90,607	280,722	271,822
Professional fees	16,892	66,907	46,352	174,893
Depreciation	6,442	8,261	22,707	24,133
TOTAL OPERATING EXPENSES	384,282	338,001	990,116	1,056,769

INCOME (LOSS) FROM OPERATIONS	(384,611)	(334,445)	(988,264)	(1,044,229)

OTHER INCOME (EXPENSE)
Gain (loss) from foreign currency transactions	(15,474)	505	(43,974)	(10,820)
Other loss	-	-	-	312
Interest expense - related party	(1,171)	(1,146)	(3,489)	(3,427)
Interest expense	(250)	(322)	(2,300)	(1,086)
TOTAL OTHER INCOME (EXPENSES)	(16,895)	(963)	(49,763)	(15,021)

NET INOME (LOSS)	(401,506)	(335,408)	(1,038,027)	(1,059,250)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	(40,660)	(40,660)	(121,980)	(117,222)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(442,166)	$(376,068)	$(1,160,007)	$(1,176,472)

NET LOSS PER SHARE: BASIC	$(0.02)	$(0.02)	$(0.05)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC
	25,274,267	24,285,237	25,047,769	24,265,269

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	August 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,038,027)	$(1,059,250)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	22,706	24,133
Stock-based compensation to officers	150,003	150,003
Shares issued for services	150,000	-
Changes in assets and liabilities
Decrease (Increase) in pre-paid expenses	(112,502)	(2,358)
Decrease (Increase) in inventory	(27,394)	13,236
(Decrease) Increase in accounts payable and accrued expenses	4,181	2,058
Decrease in accrued interest - related party	3,489	3,428
Increase in payroll liabilities	18,639	18,638
Increase in royalty payable	274,056	186,955
Net Cash Used in Operating Activities	(554,849)	(663,157)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	0	(10,430)
Cash Flows Used in Investing Activities	0	(10,430)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	607,702	211,322
Proceeds from issuance of preferred stock, net of issuance costs	-	200,250
Repurchase of Series B preferred stock for treasury	(15,000)	-
Proceeds from related party debt	-	-
Payments to related party debt	-	-
Payments on notes payable - auto loan (principal)	(6,994)	(10,514)
Cash Flows Provided by Financing Activities	585,708	401,058

Net increase in cash and cash equivalents	30,859	(272,529)

Cash and cash equivalents, beginning of the period	131,001	427,663

Cash and cash equivalents, end of the period	$161,860	$155,134

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Dividend of redeemable preferred stock	$121,980	$117,222

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
(Unaudited)
August 31, 2017

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

Inventory
Inventories are stated at cost, not to exceed fair market value. The cost of the Company’s inventory $254,479 and $227,085 at August 31, 2017 and November 30, 2016, respectively has been determined using the first-in first-out (FIFO) method. The reduction in current costs as compared to LIFO costs of inventory equals zero at August 31, 2017 and November 30, 2016, respectively.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
(Unaudited)
August 31, 2017

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

Impairment of Long-Lived Assets
The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. No impairments were recorded at August 31, 2017. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

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
(Unaudited)
August 31, 2017

Note A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. For the nine months ended August 31, 2017 and 2016, the Company recognized $9,487 and $24,727 in revenue, respectively.

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

Concentrations of Risk
The Company’s bank accounts are deposited in insured institutions. The maximum insured by the FDIC per bank account is not an issue here since the Company’s bank accounts do not bear any interest and the FDIC limits far exceed balances on deposit. The Company’s funds were held in a single account. At August 31, 2017, the Company’s bank balance did not exceed the insured amounts.

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

This conclusion is also based upon our decision to devote further research and development costs in the support of our product interface to the video game players: Sony PS4® (and other products such as Nintendo Switch® and Microsoft Xbox One®).

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
(Unaudited)
August 31, 2017

Note A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Liquidity and Going Concern
The Company has incurred an accumulated deficit of ($6,869,990) since inception. The Company incurred significant initial research and product development costs, including expenditures associated with hardware engineering and the design and development of its hardware components and prototypes associated with the Zaaz™ keyboard, the Extreme Gamer, and the Psyko Krypton™ surround sound gaming headphones. The Company also incurred costs associated with its acquisition of property, plant and equipment for its 10,000 square foot office and warehouse.

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

Note B: PROPERTY AND EQUIPMENT

The Company owned property and equipment, recorded at cost, which consisted of the following at August 31, 2017 and November 30, 2016:

	August 31, 2017	November 30, 2016
Furniture and fixtures	$21,499	$21,499
Office & computer equipment	37,982	37,982
Vehicles	96,943	96,943
Subtotal	156,424	156,424
Less: Accumulated depreciation	(114,187)	(91,481)
Property and equipment, net	$42,237	$64,943

Depreciation expense was $22,707 and $24,133 for the nine months ended August 31, 2017 and 2016.

Note C: PREPAID EXPENSES

At August 31, 2017, the balance of prepaid expenses on the balance sheet of the Company is $164,371, which is comprised of a prepayment of consulting fees, prepayment of an annual fee for investor relations, a deposit on product placement and rent paid in advance. At November 30, 2016, the balance of prepaid expenses on the balance sheet of the Company was $51,869. Prepaid expenses at November 30, 2016 consisted of a deposit on inventory not delivered, deposit on product placement and prepayment of an annual fee for investor relations.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
(Unaudited)
August 31, 2017

Note D: PATENT AND TRADEMARKS

In June 2013, the Company executed a license agreement with Psyko Audio Labs Canada to manufacture and distribute the Carbon and Krypton line of patented headphones. US Patent # 8,000,486 (for the Psyko Krypton™ surround sound gaming headphones). On April 2, 2015, Krank Amplifiers, LLC submitted to the U.S. Patent and Trademark Office a request for a design mark as to “Krank Amplifiers”) for registry on the Principal Register (serial number 86585697). This design mark includes the name Krank Amplifiers. The requested goods and services category is for IC 009, which is the same category in which our Company would request as to our common law trademark “Krankz™.” This amplifier company submitted its mark on the basis of 1B – not yet in commerce, while our Company has used the name Krankz™ in commerce for several years, well before Krank Amplifiers. As of the date of this report, no official action has been taken by the U.S. PTO. We may no longer be able to use the common law trademark “Krankz™” if Krank Amplifiers is granted its trademark and we do not file an opposition to such mark or we do not prevail in the defense of our mark in the U.S. Trademark and Trial Appeal Board (TTAB).

Note E: COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 25,274,287 and 24,764,129 shares issued and outstanding at August 31, 2017 and November 30, 2016, respectively.

During the three months ended August 31, 2017, the Company sold 234,453 shares of common stock for cash totaling $186,500. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. The stock was subscribed for; however, the certificates representing the shares were not issued as of August 31, 2017 and, resultantly, are considered owed as a common stock payable of $186,500.

On August 10, 2017, the Company entered into a Consulting Agreement with a third-party, for which it is obligated to issue 200,000 shares of its common stock with a fair market value of $150,000.  The stock was subscribed for; however, the certificates representing the shares were not issued as of August 31, 2017 and, resultantly, are considered owed as a common stock payable of $150,000.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
(Unaudited)
August 31, 2017

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

All shares of redeemable convertible preferred stock have been presented outside of permanent equity in accordance with ASC 48-10, Classification and Measurement of Redeemable Securities. The Company accretes the carrying value of its Series A and B redeemable convertible preferred stock to its estimate of fair value (i.e. redemption value) at period end. The estimated fair value of the Series A and Series B redeemable convertible preferred stock at August 31, 2017 was $145,080 and $1,539,926, respectively.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
(Unaudited)
August 31, 2017

Note G: RELATED PARTY TRANSACTIONS

Notes Payable to Officer

An officer received promissory notes from the Company in exchange for loans from the officer for $85,000. The terms of the notes provide that the Company shall repay the principal of each note in full within nine months of the date of each note. In addition, the Company is obligated to pay interest at a flat rate of 6.00% upon maturity of each note. At the sole discretion of the officer, the notes may be extended for an additional nine month term. The Officer agreed to extend the notes for an additional nine month period. The maturity dates after the extensions are reflected below. In August 2015, the Company made a $10,000 payment to an officer towards the entire principal of one note dated December, 2013. The principal balance as of August 31, 2017 was $75,000. The Company made no payment towards $17,628 accrued interest. As of the date of this filing, the notes are in default and is being negotiated.

Date of Each Note	Amount of Each Note	Accrued Interest through the Maturity Date	Maturity Date of Each Note
December 30, 2013	$25,000	$6,417	February 28, 2017
January 24, 2014	$50,000	$11,211	February 28, 2017

Compensation of Officers

The Company entered into officer compensation agreements with two officer/directors collectively receives $150,000 per annum as cash compensation. The Company pays the two officers a total of $12,500 per month.

The amount paid to the two officers in total was $280,722 and $271,822 during the nine months ended August 31, 2017 and 2016, respectfully. Each officer/director received compensation in the form of non-cash incentive stock options granted on July 15, 2012. The fair value of the stock options were a total of $50,001. Each person received 2,000,000 stock options.

Note H: COMMITMENTS AND CONTINGENCIES

Royalty Payable Obligation

At January 1, 2015, the Company is obligated to pay minimum monthly royalties of approximately $80,000 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.  Royalty payable was $752,585 as of August 31, 2017. For the nine months ended August 31, 2017, royalty expense and the related loss on foreign currency transactions was $230,083 and $(43,974), respectively.

Operating Lease Obligation

On October 25, 2012, the Company signed a lease for its current office and warehouse. The Company executed a one year extension effective October 1, 2014. The original lease contains an option for a three-year renewal; which shall expire on September 30, 2016. The Company signed an additional one-year lease at the same terms as the prior lease. The typical monthly rent expense is $7,006, which includes base rent of $5,496 and common area maintenance of $1,510. Rent expense was $63,054 and $63,054 for the six months ended August 31, 2017 and 2016, respectively.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
(Unaudited)
August 31, 2017

Note H: COMMITMENTS AND CONTINGENCIES (CONTINUED)

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
Expand SKUs within the headphone market for both music and gaming

 Activities to date

We incorporated in the state of Nevada on May 12, 2011. For the quarter ended August 31, 2017, we generated $9,487 in revenues and continue to operate at a loss. Our activities have centered on the design and engineering of peripherals in the video gaming, music, and smart TV sector.

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

Subsidiaries

We do not have any subsidiaries.

MANAGEMENT’S DISCUSSION AND ANALYSIS

COMPARISON OF THREE MONTH RESULTS FOR THE QUARTERS ENDED AUGUST 31, 2017 AND 2016, RESPECTIVELY

Revenues and Gross Profit

For the three months ended August 31, 2017 and 2016, the Company recognized $1,970 and $7,110 in revenue, respectively.   Cost of sales for the quarter ended August 31, 2017 was $2,299, leading to a gross profit of $(329) during the period. In the comparable quarter ended August 31, 206, cost of sales was $3,554, resulting in a gross profit of $3,556.

Costs and Expenses

Total cost and expenses were $384,282 and $338,001 for the three months ended August 31, 2017 and 2016, respectively. The decrease was primarily due to staff turnover and decreases in legal and consulting fees paid.

Other Income and Expenses

During the course of our business, we experienced a loss from foreign currency transactions of $(15,474) in the three month period ended August 31, 2017, compared to a gain of $505 in the comparable period ended August 31, 2016. These gains/losses are associated with currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Interest expense associated with obligations to related parties was $1,171 and $1,146 in the three month periods ended August 31, 2017 and 2016, respectively.

Interest expense associated with non-related party obligations was $250 and $322 in the three month periods ended August 31, 2017 and 2016, respectively.

COMPARISON OF NINE MONTH RESULTS FOR THE PERIODS ENDED AUGUST 31, 2017 AND 2016, RESPECTIVELY

Revenues and Gross Profit

For the nine month period ended August 31, 2017, the Company recognized $9,487 in revenue. Cost of sales for the period was $7,635, leading to a gross profit of $1,852 during the period.

In comparison, revenue was $24,727 during the nine months ended August 31, 2016. Cost of sales were $12,187, which resulted in a gross profit of $12,540.

At August 31, 2017, the Company had incurred an accumulated deficit of $6,869,990 since inception.

Costs and Expenses

Total cost and expenses were $990,116 and $1,056,769 for the nine months ended August 31, 2017 and 2016, respectively. The decrease was primarily due to staff turnover and decreases in legal and consulting fees paid.

Other Income and Expenses

During the course of our business, we experienced a loss from foreign currency transactions of $(43,974) in the nine month period ended August 31, 2016, compared to a loss of $10,820 in the comparable period ended August 31, 2016. These gains/losses are associated with currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Interest expense associated with obligations to related parties was $3,489 and $3,427 in the nine month periods ended August 31, 2017 and 2016, respectively.

Interest expense associated with non-related party obligations was $2,300 and $1,086 in the nine month periods ended August 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

Other than what is described in this Report, the Company had no material commitments for capital expenditures at August 31, 2017 and 2016.

On May 25, 2011, Exeo Entertainment, Inc. entered into an exclusive license agreement with Digital Extreme Technologies, Inc. whereby Exeo Entertainment, Inc. will manufacture and market the Extreme Gamer and Zaaz keyboard. Exeo Entertainment, Inc. will pay Digital Extreme Technologies, Inc. a 5% royalty fee on gross sales of both products.

Unless the Royalty Agreement is modified by Psyko Audio Labs Canada and the Company, at January 1, 2016, the Company is obligated to pay minimum monthly royalties of $80,000 (CDN $100,000) per quarter for the remaining term of the contract.  No such modification has been made as of the date of this report. The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars. For the nine months ended August 31, 2017 and 2016, the Company made no payments towards this obligation and no royalty invoices have been received from Psyko Audio Labs. Royalty payable was $797,088 for the nine months ended August 31, 2017. For the nine months ended August 31, 2017, royalty expense and related gain on foreign currency transactions was $230,083.

The Company has an office and warehouse rental lease obligation through October 31, 2017, which equals $14,012 as of August 31, 2017. The monthly minimum rental payment is $7,006. Rent expense was $63,054 for the nine months ended August 31, 2017 and 2016, respectively.

Cash Flow Information

On August 31, 2017, the Company had working capital of approximately $(482,936). On November 30, 2016, the Company had working capital of approximately $(358,326). The decrease in working capital primarily relates to an increase in royalty payable during the nine months ending August 31, 2017. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

The Company had cash and cash equivalents of approximately $161,860 and $131,001 at August 31, 2017 and November 30, 2016, respectively. This represents an increase in cash of $30,859.

Cash used in Operating Activities
The Company used approximately $554,849 of cash for operating activities in the nine months ended August 31, 2017 as compared to using $663,157 of cash for operating activities in the nine months ended August 31, 2016. This decrease in cash used in operating activities, is primarily attributed to an increase in inventory purchases.

Cash used in Investing Activities
The Company used $0 of cash for investing activities in the nine months ended August 31, 2017 as compared to using $10,430 of cash for investing activities in the nine months ended August 31, 2016.

Cash Provided by Financing Activities
Financing activities in the nine months ended August 31, 2017 provided $585,708 of cash as compared to providing $401,058 of cash in the nine months ended August 31, 2016. The difference is attributable to an increase in cash receipts from sales of the Company’s preferred stock.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting may not be effective as of August 31, 2017. Other than our two officers, we have no employees or contractors that have the authority to implement any changes in our internal control or financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended August 31, 2017, the Company sold 234,453 shares of common stock for cash totaling $186,500. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. The stock was subscribed for; however, the certificates representing the shares were not issued as of August 31, 2017 and, resultantly, are considered owed as a common stock payable of $186,500.

On August 10, 2017, the Company entered into a Consulting Agreement with a third-party, for which it is obligated to issue 200,000 shares of its common stock with a fair market value of $150,000.  The stock was subscribed for; however, the certificates representing the shares were not issued as of August 31, 2017 and, resultantly, are considered owed as a common stock payable of $150,000.

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

At August 31, 2017 we owe an officer $75,000.

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

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Jeffrey A. Weiland	President and Director	October 16, 2017
Jeffrey A. Weiland

/s/ Robert S. Amaral	Chief Executive Officer,	October 16, 2017
Robert S. Amaral	Treasurer and Director
(Principal Executive and Financial Officer)