Form 10-K
period 2017-11-30
Exeo Entertainment, Inc.
filed 2018-03-06
CIK 1528760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2017

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of November 30, 2017, the last business day of the registrant's most recently completed fiscal year end, is undeterminable. The total number of common stock held by non-affiliates of the registrant as of this date was 8,661,311.  The aggregate market value of such securities on November 30, 2017 was determined by the Company to be $8,064,414 based upon the analysis described in further detail in Item 5 of this report.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date, which is March 5, 2018: 26,338,494 Common Shares, 19,500 Series A, and 246,690 Series B Preferred Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference within this report are certain documents previously filed with the Commission within Form S-1, as amended, which was filed on August 16, 2013.  Such document(s) are listed in Item 15 of this report.

EXEO ENTERTAINMENT, INC.
FORM 10-K
For the year ended November 30, 2017

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

ITEM 2. DESRIPTION OF PROPERTY

We currently lease 10,068 sq. ft. of office and warehouse space at 4478 Wagon Trail Avenue, Las Vegas, Nevada 89118.  The original lease contains an option for a three year renewal; which shall expire on September 30, 2020. Our monthly lease payment is $8,558. This location serves as our only facility for day-to-day operations. We believe our current premises are adequate for our current operations and we do anticipate that we will require additional premises in the next 9-12 months.  We do not have any investments or interests in any real estate.  Our Company does not invest in real estate mortgages, nor does it invest in securities of, or interests in, persons primarily engaged in real estate activities.

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

Recent Sales of Unregistered Securities

Common Stock

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 26,216,646 and 24,764,129 shares issued and outstanding at November 30, 2017 and 2016, respectively.

During the year ended November 30, 2016, the Company issued a total of 508,898 shares of common stock for cash totaling $377,400. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing.

On or about December 9, 2016, the Company issued a total of 50,000 shares of common stock for consulting services with a market value of $25,000.

On August 10, 2017, the Company issued a total of 200,000 shares of common stock for prepaid consulting services with a market value of $150,000.

During the year ended November 30, 2017, the Company issued a total of 880,329 shares of common stock for cash totaling $685,323. In addition, the Company sold 73,039 shares, which have not yet been issued as November 30, 2017 and are considered stock payable in the amount of $56,250. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing.

Equity Issuance Costs

We incurred equity issuance costs of $914 and $1,446 for the years ended November 30, 2017 and 2016, respectively.  Rather than expense these costs, such items are charged against the Company’s equity. Our employees coordinate various matters associated with the sales of issuer securities to accredited investors.  Equity issuance costs include such wages. These costs also include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

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

All shares of redeemable convertible preferred stock have been presented outside of permanent equity in accordance with ASC 48-10, Classification and Measurement of Redeemable Securities. The Company accretes the carrying value of its Series A and B redeemable convertible preferred stock to its estimate of fair value (i.e. redemption value) at period end. The estimated fair value of the Series A and Series B redeemable convertible preferred stock at November 30, 2017 was $148,736 and $1,576,930, respectively.

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

There were 4,000,000 stock options outstanding to the Company’s management as of November 30, 2016 and have expired as of November 31, 2017.

Stock Warrants Issued to Investors

There were no stock warrants granted by the Company from inception through August 16, 2012.  For each common share purchased by an investor, for no additional consideration, each investor acquired a warrant to purchase an additional two shares at the fixed price of $1.00 per share.  During the period from August 16, 2012 to August 31, 2013, in connection with a private placement, the Company raised $1,250,000 from the sale of securities. 2,500,000 stock warrants to purchase common stock were granted in conjunction with the purchase by each investor of our common stock.  The terms of the stock warrant include the right to exercise all or a portion of the warrants granted, shall be no more than 3 years from the date of grant of the warrant, and the exercise price is $1.00 per warrant.  The warrant may not be transferred or assigned in whole or in part by the grantee. As of November 30, 2017, there were 1,427,087warrants outstanding, with a weighted average exercise price of $0.90 and the weighted average remaining life is 29.69 months.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS

Comparison of Twelve Month Results –for the fiscal years ended November 30, 2017 and 2016, respectively

Revenues and Gross Profit
Revenues for the twelve months ended November 30, 2017 and 2016 were $12,362 and $28,767, respectively. Gross profit for the periods ended November 30, 2017 and 2016 were $2,751 and $8,773, respectively. The Company has incurred significant costs in research and development activities. See discussion below for further information. At November 30, 2017 and 2016, the Company had incurred an accumulated deficit of $7,374,123 and $5,709,983 since inception.

Costs and Expenses
Total operating cost and expenses increased to $1,445,740 for the year ended November 30, 2017 as compared to $1,358,593 for the year ended November 30, 2016. These increases in the fiscal year ended November 30, 2017, were primarily due to the increasing costs associated with public relations, royalty fees, sponsorships and advertisement of our audio headphone products.

Research and Development Costs

The Company incurred $17,395 and $23,080 for research and development costs during the fiscal years ended November 30, 2017 and 2016, respectively. These costs relate to hardware engineering, design and development of the Krankz™ Bluetooth wireless audio headphones, the Zaaz™ Keyboard, the Extreme Gamer®, and the Psyko Krypton™ 5.1 surround sound gaming headphones for personal computers. A similar unit under development connects to current generation video game consoles offered by Nintendo®, Microsoft®, and Sony®.

Other Income and Expenses
During the course of our business, we experienced a loss from foreign currency transactions of $26,328 in the year ended November 30, 2017 as compared to a gain of $8,940 for the year ended November 30, 2016. This gain is due to royalty payments owed to a foreign company.

During the years ended November 30, 2017 and 2016, we had other losses totaling $0 and $312. These losses are associated with the refund of deposits.

Interest expense associated with obligations to related parties was $4,648 in the twelve months ended November 30, 2017, compared to $4,586 in the period ended November 30, 2016.  Interest expense was $2,535 and $1,389 in the twelve months ended November 30, 2017 and 2016, respectively.

Effect of Inflation
Inflation has not had a significant impact on the Company’s operations or cash flows.

Liquidity and Capital Resources

Long-Term Debt / Note Payable and Other Commitments

Other than what is described in this Item, the Company had no material commitments for capital expenditures at November 30, 2017 or November 30, 2016. On May 25, 2011, Exeo Entertainment, Inc. entered into an exclusive license agreement with Digital Extreme Technologies, Inc. whereby Exeo Entertainment, Inc. will manufacture and market the Extreme Gamer and Zaaz keyboard. Exeo Entertainment, Inc. will pay Digital Extreme Technologies, Inc. a 5% royalty fee on gross sales of both products.

On June 10, 2013, Exeo Entertainment, Inc. entered into a license agreement with Psyko Audio Labs, Canada whereby Exeo Entertainment. Inc. will manufacture and market the Psyko Krypton and Carbon line of gaming headphones. The Company will owe a 5% royalty on all headphone sales to Psyko Audio Labs.  Payments are due quarterly on January 15, April 15, July 15, and October 15. For the year ended November 30, 2017, the Company has made no payments towards this obligation and no royalty invoices have been received from Psyko Audio Labs. In fiscal year 2017, the Company incurred increasing minimum royalty expenses as follows: $75,564 (CDN $100,000), $74,160 (CDN $100,000), $78,897 (CDN $100,000), and $78,700 (CDN $100,000) in each of the four quarters, respectively. The total minimum royalty fee expense in fiscal year ended November 30, 2017 and 2016 were $307,321 and $302,162, respectively. Prepaid expenses as of November 30, 2017 and 2016 consist of royalty fees of $1,840 and $1,840, respectively, paid to Psyko Audio Labs. These prepaid expenses shall be applied towards royalty expenses incurred in the first quarter of the following fiscal year. Unless the Royalty Agreement is modified by Psyko Audio Labs Canada and the Company, at January 1, 2017, the Company is obligated to pay minimum monthly royalties of $80,000 (CDN $100,000) per quarter for the remaining term of the contract.  No such modification has been made as of the date of this report. The Company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

The Company has an office and warehouse rental lease obligation through September 30, 2020, which equals $102,696 as of November 30, 2017. The monthly minimum rental payment is $8,558. Rent expense was $87,176 and $84,072 for the fiscal years ended November 30, 2017 and 2016, respectively.

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

Cash Flow Information

The Company had working capital of approximately $(810,872) and a current ratio of 0.29 at November 30, 2017. The Company had working capital of approximately $(353,326) and a current ratio of 0.54 at November 30, 2016. The decrease in working capital and the current ratio at November 30, 2017 as compared to November 30, 2016, was primarily due to operating activities (a decrease of $457,546 from fiscal year 2016 to 2017). The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

During the twelve months ended November 30, 2017, the Company had cash and cash equivalents of approximately $139,525 as compared to cash and cash equivalents of $131,001 at November 30, 2016. This represents an increase of $8,524.

Cash used in Operating Activities
The Company used approximately $707,777 of cash for operating activities in the twelve months ended November 30, 2017, as compared to using $868,630 of cash for operating activities in the twelve months ended November 30, 2016.

Cash used for Investing Activities
Investing activities for the twelve months ended November 30, 2017 used approximately $0 of cash as compared to using $3,930 of cash in the twelve months ended November 30, 2016.

Cash Provided by Financing Activities
Financing activities for the twelve months ended November 30, 2017, provided $716,301 of cash as compared to providing $575,897 of cash in the twelve months ended November 30, 2016.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of November 30, 2017. The Company has resourced outside consultants to assist in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

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

ITEM 9B. OTHER INFORMATION

Material Contracts

U.S. Distribution Agreement with Global Marketing Partners

As of November 30, 2017, the Company has received no revenue on the following contract with Global Marketing Partners, Inc. On April 30, 2014, the Company entered into a non-exclusive contract with Global Marketing Partners, Inc., a California corporation doing business in Agoura Hills, California (the “Agreement”).  The Agreement provides the Company with an avenue for the distribution of its products through various retailers. Global serves as a marketing partner to facilitate and administer the distribution of the Company’s products.  A key component includes the introduction of the Company’s products to retailers using the distribution channel operated by Speed Commerce, formerly known as Navarre. The Company hopes to participate in a one-stop shop form of an arrangement via Global to access the retailers via Speed Commerce.  Using this arrangement, the Company is not responsible for entering into agreements with each retailer.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and position of each of our directors and executive officers are as follows:

Name	Age	Position

Jeffrey Weiland	53	President and Director
Robert S. Amaral	48	CEO, Treasurer, Secretary and Director

Jeffrey A. Weiland, Age 53, President/Director

Mr. Weiland has over 21 years’ experience in management, sales and marketing, and product development.  Mr. Weiland was a Sergeant in the United States Marine Corps and served from 1985 - 1993.  Mr. Weiland was awarded several military service medals, including the Navy Achievement Medal, and received various letters of appreciation and meritorious masts, personal commendations, and good conduct medals.  He was honorably discharge after serving in Desert Storm.  From 1993 - 1997, Mr. Weiland was a metrology supervisor for Gensia Laboratories, LTD/Sicor Pharmaceuticals, based in Irvine California.  Mr. Weiland received his Bachelor of Science in Business Management, from the University of Phoenix in 1997. From 1997 - 2003, Mr. Weiland was the National Marketing Director for Guardian Technologies USA based in Irvine, California. From 2003 - 2007, Mr. Weiland was a sole proprietor of Weiland Media, which focused on new product development.  From 2008 - 2011, Mr. Weiland devoted 100 percent of his efforts to Digital Extreme Technologies, Inc. Prior to joining our Company, Mr. Weiland had not previously served as an officer or director of any public company.

Robert S. Amaral, Age 48, CEO, Secretary/Treasurer/Director

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

Section 16(A) Beneficial Ownership Reporting Compliance Pursuant to Item 405 of Regulation S-K

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended November 30, 2017 all such filing requirements applicable to its officers and directors were complied with exception that reports were filed late or not filed at all by the following persons:

Name and Principal Position	Number of late reports	Number of untimely reports	Number of Known Failures to File a Required Form
Robert S. Amaral, CEO	0	0	0
Jeffrey A. Weiland, Pres.	0	0	0

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our Company at any time during the year ended November 30, 2017, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during the year ended November 30, 2017. The foregoing persons are collectively referred to herein as the “Named Executive Officers.” Compensation information is shown for fiscal years ended November 30, 2017 and 2016, respectively.

SUMMARY COMPENSATION TABLE

			ANNUAL COMPENSATION		LONG TERM COMPENSATION				TOTAL
			Cash	Bonus ($)	Stock Awarded ($)	Stock Options * ($)	Non-Equity Incentive Plan Comp. ($)	All Other Compensation ($)	Total Compensation ($)
Robert S. Amaral	CEO, Treasurer,	2017	$83,900	0	0	$62,502	0	0	$146,402
	Secretary. & Director	2016	$78,200	0	0	$100,002	0	0	$178,202
Jeffrey A. Weiland	President &	2017	$75,000	0	0	$62,502	0	0	$137,502
	Director	2016	$72,000	0	0	$100,002	0	0	$172,002

* Stock Options - Outstanding Equity Awards at 2014 Fiscal Year-End

Pursuant to the 2012 Employees/Consultants Stock Compensation Plan, on July 15, 2012, we granted 2,000,000 shares to each of our two officers and directors. The option agreement provides the employee has no more than five years from the date of the grant to exercise the options at an exercise price of $0.25 per share. The employee may only exercise such options based upon the contracted vesting schedule, which provides that the options vest on a pro-rata basis over 60 months of future services to be rendered by such employee. There were no additional awards through the end of our fiscal year 2017.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

Employment Arrangements

As of November 30, 2017, we were a party to employment agreements with Jeffrey A. Weiland (dated June 1, 2015) and Robert S. Amaral (dated June 1, 2015), each of which is described directly below.

Employment Agreements with Jeffrey A. Weiland and Robert S. Amaral

Term and Compensation

The initial term of employment of each of Mr. Weiland and Mr. Amaral under their respective employment agreements is until such time the employment agreements are terminated by either party pursuant to the terms of the employment agreements.

Pursuant to his employment agreement, Mr. Weiland is entitled to an initial base salary of $75,000. Pursuant to his employment agreement, Mr. Amaral is entitled to an initial base salary of $83,900.

Severance

Each employment agreement provides for a severance equal to one month’s pay, less taxes and social security required to be withheld upon a termination by us without cause upon thirty (30) days written notice.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of November 30, 2017, for:

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

The percentage ownership information shown in the table below is calculated based on 26,216,646 shares of our common stock issued and outstanding as of February 23, 2017.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class

Common	Jeffrey A. Weiland President/Director	8,628,093	33.33%
Common	Robert S. Amaral Chief Executive Officer/Director	8,628,093	33.33%

	All Directors and Officers as a group (2 persons)	17,256,186	66.66%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Leasehold Interest in Real Estate

On September 5, 2017, the Company signed a three-year lease for its current office and warehouse, which shall expire on September 30, 2020. The typical monthly rent expense is $8,558, which includes base rent of $7,048 and common area maintenance of $1,510. The Company is not obligated to pay a security deposit to the management company. A deposit to secure the current lease was made by DXT in 2009.  DXT will receive the security deposit at the end of the lease.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2017 and 2016 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2017	2016

Audit fees	$17,523	$23,046
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$17,523	$23,046

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

NOVEMBER 30, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Exeo Entertainment, Inc.

We have audited the accompanying balance sheets of Exeo Entertainment, Inc. as of November 30, 2017 and November 30, 2016 and the related statements of operations, stockholders’ (deficit), and cash flows for each of the years in the two-year period ended November 30, 2017. Exeo Entertainment, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exeo Entertainment, Inc. as of November 30, 2017 and November 30, 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has negative working capital at November 30, 2017, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing
Las Vegas, Nevada
March 2, 2018

EXEO ENTERTAINMENT, INC.
BALANCE SHEETS
(audited)	November 30,	November 30,
	2017	2016

ASSETS

Current Assets
Cash and cash equivalents	$139,525	$131,001
Inventory	64,137	227,085
Prepaid expenses	125,923	51,869
Accounts Receivable	-	-
Total current assets	329,585	409,955

Property and equipment, net	37,294	64,943

TOTAL ASSETS	$366,879	$474,898

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Current liabilities
Accounts payable and accrued expenses	$40,610	$33,044
Accrued interest payable - related party	18,787	14,139
Payroll liabilities	138,604	113,752
Due to related parties	75,000	75,000
Royalty payable	858,142	523,032
Notes payable	9,314	9,314
Total current liabilities	1,140,457	768,281

Long-term liabilities
Notes payable	20,484	29,840
Total long-term liabilities	20,484	29,840

Total Liabilities	1,160,941	798,121

Series A redeemable convertible preferred stock; $0.0001 par value,
1,000,000 shares authorized; 19,500 shares issued and outstanding; 0 shares unissued as of November 30, 2017 and November 30, 2016 (liquidation preference of $80,487). Stated at redemption value.	148,736	134,113
Series B redeemable convertible preferred stock; $0.0001 par value,
1,000,000 shares authorized; 244,190 and 246,690 shares issued and outstanding; 2,500 shares unissued as of November 30, 2017 and November 30, 2016 (liquidation preference of $651,839).	1,576,930	1,431,415

Stockholders' equity (deficit)
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares
authorized, 19,500 and 19,500 shares issued, respectively	-	-
Convertible Preferred Stock Series B - 12%, $0.0001 par value, 1,000,000 shares
authorized, 246,690 and 246,690 shares issued, respectively	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized;
26,216,646 and 24,764,129 shares issued and outstanding, respectively	2,622	2,476
Additional paid-in capital	4,795,523	3,711,256
Treasury stock, Series B Preferred Stock - 2,500 shares	(12,500)	-
Stock payable	68,750	112,500
Deficit accumulated	(7,374,123)	(5,714,983)
Total stockholders' equity (deficit)	(2,519,728)	(1,888,751)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$366,879	$474,898

The accompanying notes are an integral part of these financial statements.	-	-

EXEO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the year ended
	November 31,
	2017	2016
REVENUES	$12,362	$28,767
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	(9,611)	(19,994)
GROSS PROFIT	2,751	8,773

OPERATING EXPENSES
General and administrative	1,014,509	787,077
Executive compensation	296,329	362,630
Professional fees	107,252	176,946
Depreciation	27,650	31,940
TOTAL OPERATING EXPENSES	1,445,740	1,358,593

INCOME (LOSS) FROM OPERATIONS	(1,442,989)	(1,349,820)

OTHER INCOME (EXPENSE)
Gain from foreign currency transactions	(26,328)	8,940
Loss of service agreement	(25,000)	312
Interest expense - related party	(4,648)	(4,586)
Interest expense	(2,535)	(1,389)
TOTAL OTHER INCOME (EXPENSES)	(58,511)	3,277

NET INCOME (LOSS)	(1,501,500)	(1,346,543)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	(162,640)	(157,882)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,664,140)	$(1,504,425)

NET LOSS PER SHARE: BASIC	$(0.06)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC
	25,610,503	24,365,101
The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(audited)

			Additional				Total
	Common Shares		Paid-In	Treasury	Stock	Deficit	Stockholders'
	Shares	Amount	Capital	Stock	Payable	Accumulated	Equity (Deficit)

Balance, November 30, 2015	24,255,231	$2,425	$3,135,349	$-	$100,000	$(4,210,558)	$(972,784)

Cash received for sale of
common stock					75,000		75,000

Stock options granted to officers							200,004

Shares issued for services at $0.80			377,349		(62,500)		314,900
per share

Equity issuance costs			(1,446)				(1,446)

Net loss for the year ended
November 30, 2016						(1,504,425)	(1,504,425)

Balance, November 30, 2016	24,764,129	$2,476	$3,711,256	$-	$112,500	$(5,714,983)	$(1,888,751)

Prior period adjustment						5,000	5,000

Treasury stock				(12,500)			(12,500)

Cash received for sale of
common stock	880,329	89	685,234		56,250		741,573

Stock issued for
subscriptions payable	322,188	32	99,968		(100,000)		-

Stock options granted to officers							125,004

Shares issued for services	250,000	25	174,975				175,000

Equity issuance costs			(914)				(914)

Net loss for the year ended
November 30, 2017						(1,664,140)	(1,664,140)

Balance, November 30, 2017	26,216,646	$2,622	$4,795,523	$(12,500)	$68,750	$(7,374,123)	$(2,519,728)

See accompanying notes to consolidated financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
	For the year ended
	November 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,501,500)	$(1,346,543)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	27,649	31,940
Stock-based compensation to officers	125,004	200,004
Shares issued for services	175,000	-
Changes in assets and liabilities
Decrease (Increase) in pre-paid expenses	(74,054)	(50,029)
Decrease (Increase) in inventory	162,948	4,525
(Decrease) Increase in accounts payable and accrued expenses	12,566	12,716
Decrease in accrued interest - related party	4,648	4,586
Increase in payroll liabilities	24,852	24,851
Increase in royalty payable	335,110	249,320
Net Cash Used in Operating Activities	(707,777)	(868,630)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(3,930)
Cash Flows Used in Investing Activities	-	(3,930)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	740,657	388,456
Proceeds from issuance of preferred stock, net of issuance costs	-	200,250
Repurchase of Series B preferred stock for treasury	(15,000)	-
Proceeds from related party debt	-	-
Payments to related party debt	-	-
Payments on notes payable - auto loan (principal)	(9,356)	(12,809)
Cash Flows Provided by Financing Activities	716,301	575,897

Net increase in cash and cash equivalents	8,524	(296,663)

Cash and cash equivalents, beginning of the period	131,001	427,664

Cash and cash equivalents, end of the period	$139,525	$131,001

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$1,389
Dividend of redeemable preferred stock	$162,640	$157,882

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2017
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

Inventory
Inventories are stated at cost, not to exceed fair market value. The cost of the Company’s inventory ($64,137 and $227,085 at November 30, 2017 and 2016, respectively) has been determined using the first-in first-out (FIFO) method. The reduction in current costs as compared to LIFO costs of inventory equals zero at November 30, 2017 and 2016, respectively. During the year ended November 30, 2017, the company has written down the value of certain of its inventory item, on the grounds that these items constitute slow-moving inventory and thus has a vastly reduced resale value. The resulting loss of $185,853 was charged to inventory impairment and is contained within the “General and Administrative” line item on the income statement. The remaining valuation ascribed to these assets as of the balance sheet date is $64,137 as of November 30, 2017.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2017
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

Impairment of Long-Lived Assets
The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. No impairments were recorded at November 30, 2017 and 2016. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

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
November 30, 2017
(Audited)

Note A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. For the years ended November 30, 2017 and 2016, the Company recognized $12,362 and $28,767 in revenue, respectively.

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

Concentrations of Risk
The Company’s bank accounts are deposited in insured institutions. The maximum insured by the FDIC per bank account is not an issue here since the Company’s bank accounts do not bear any interest and the FDIC limits far exceed balances on deposit. The Company’s funds were held in a single account. At November 30, 2017 and 2016, the Company’s bank balance did not exceed the insured amounts.

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
November 30, 2017
(Audited)

Note A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Liquidity and Going Concern
The Company has incurred an accumulated deficit of ($7,374,123) since inception. The Company incurred significant initial research and product development costs, including expenditures associated with hardware engineering and the design and development of its hardware components and prototypes associated with the Zaaz™ keyboard, the Extreme Gamer, and the Psyko Krypton™ surround sound gaming headphones. The Company also incurred costs associated with its acquisition of property, plant and equipment for its 10,000 square foot office and warehouse.

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

Note B: PROPERTY AND EQUIPMENT

The Company owned property and equipment, recorded at cost, which consisted of the following at November 30, 2017 and November 30, 2016:

	November 30, 2017	November 30, 2016
Furniture and fixtures	$21,499	$21,499
Office & computer equipment	37,982	37,982
Vehicles	96,943	96,943
Subtotal	156,424	156,424
Less: Accumulated depreciation	(119,130)	(91,481)
Property and equipment, net	$37,294	$64,943

Depreciation expense was $27,650 and $31,940 for the years ended November 30, 2017 and 2016.

Note C: HARDWARE DEVELOPMENT COSTS

The Company incurred $17,395 and $23,080 for research and development costs for the years ended November 30, 2017 and 2016, respectively. These costs relate to hardware engineering, design and development of the Krankz™ and Krankz Maxx™ Bluetooth Wireless Headset and the Psyko Krypton® surround sound gaming headphones for personal computers.

Note D: PREPAID EXPENSES

At November 30, 2017 and 2016, the balance of prepaid expenses on the balance sheet of the Company is $125,923 and $51,869, respectively, which primarily relates to a deposit on inventory not delivered and a prepayment of an annual fee for investor relations.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2017
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

Note F: COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 26,216,646 and 24,764,129 shares issued and outstanding at November 30, 2017 and 2016, respectively. The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 26,216,646 and 24,764,129 shares issued and outstanding at November 30, 2017 and 2016, respectively.

During the year ended November 30, 2016, the Company issued a total of 525,237 shares of common stock for cash totaling $389,900. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing.

On or about December 9, 2016, the Company issued a total of 50,000 shares of common stock for consulting services with a market value of $25,000.

On August 10, 2017, the Company issued a total of 200,000 shares of common stock for prepaid consulting services with a market value of $150,000.

During the year ended November 30, 2017, the Company issued a total of 880,329 shares of common stock for cash totaling $741,573. In addition, the Company sold 73,039 shares, which have not yet been issued as November 30, 2017 and are considered stock payable in the amount of $56,250. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2017
(Audited)

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

The following is a summary of the status of all of the Company’s stock options issued to the Company’s management as of November 30, 2017 and 2016 and the changes from December 1, 2015 to November 30, 2017.

	# of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding November 30, 2015	4,000,000	$0.25	-
Granted	-	$-	-
Exercised	-	$-	-
Cancelled	-	$-	-
Outstanding at November 30, 2016	4,000,000	$0.25	8.50 months
Granted	-	$-	-
Exercised	-	$-	-
Cancelled	(4,000,000)	$0.25	-
Outstanding at November 30, 2017	-	$-	-
Exercisable at November 30, 2017	-	$-	-
Outstanding at November 30, 2016	-	$-	-
Exercisable at November 30, 2016’	4,000,000	$0.25	8.50 months

Stock Warrants Issued to Investors

Prior to March 3, 2014, the Company issued 48,750 common stock warrants to Series A Preferred Stock purchasers in February and March 2014. All of the warrants expired in February and March 2017.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2017
(Audited)

Note G: STOCK OPTIONS AND WARRANTS (CONTINUED)

The following is a summary of the status of all of the Company’s stock warrants as of November 30, 2017 and 2016, and the changes from December 1, 2015 to November 30, 2017.

	# of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at November 30, 2015	48,750	$2.00	15 months
Granted	1,050,474	$1.09	36 months
Exercised	-	$-	-
Cancelled	-	$-	-
Outstanding at November 30, 2016	1,099,224	$1.03	24.8 months
Granted	1,803,700	$1.04	29.9 months
Exercised	-	$-	-
Cancelled	(48,750)	$-	-
Outstanding at November 30, 2017	2,854,174	$1.02	29.7months
Exercisable at November 30, 2017	2,854,174	$1.02	29.7months
Outstanding at November 30, 2016	1,099,224	$1.03	24.8 months
Exercisable at November 30, 2016	1,099,224	$1.03	24.8 months

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
November 30, 2017
(Audited)

Note H: PREFERRED STOCK (CONTINUED)

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

During the year ended November 30, 2017, there were no new issuances of Series B Preferred Stock.

All shares of redeemable convertible preferred stock have been presented outside of permanent equity in accordance with ASC 48-10, Classification and Measurement of Redeemable Securities. The Company accretes the carrying value of its Series A and B redeemable convertible preferred stock to its estimate of fair value (i.e. redemption value) at period end.

The estimated fair value of the Series A and Series B redeemable convertible preferred stock at November 30, 2017 was $148,736 and $1,576,930, respectively.

The estimated fair value of the Series A and Series B redeemable convertible preferred stock at November 30, 2016 was $134,112 and $1,431,414, respectively.

We incurred equity issuance costs of $914 and $1,446 for the years ended November 30, 2017 and 2016, respectively.  Rather than expense these costs, such items are charged against the Company’s equity. Our employees coordinate various matters associated with the sales of issuer securities to accredited investors.  Equity issuance costs include such wages. These costs also include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

Note I: RELATED PARTY TRANSACTIONS

Notes Payable to Officer

An officer received promissory notes from the Company in exchange for loans from the officer for $85,000. The terms of the notes provide that the Company shall repay the principal of each note in full within nine months of the date of each note. In addition, the Company is obligated to pay interest at a flat rate of 6.00% upon maturity of each note. At the sole discretion of the officer, the notes may be extended for an additional nine month term. The Officer agreed to extend the notes for an additional nine month period. The maturity dates after the extensions are reflected below. In November 2015, the Company made a $10,000 payment to an officer towards the entire principal of one note dated December, 2013. The Company made no payment towards $18,787 accrued interest.

Date of Each Note	Amount of Each Note	Accrued Interest through the Maturity Date	Maturity Date of Each Note
December 30, 2013	$ 25,000	$6,804	September 29, 2016
January 24, 2014	$ 50,000	$11,983	October 23, 2016

Compensation of Officers

The Company entered into officer compensation agreements with two officer/directors. The cash amount paid to the two officers in total was $83,900 and $75,000 during the years ended November 30, 2017 and 2016, respectfully. In addition, each officer/director received additional compensation in the form of non-cash incentive stock options granted on July 15, 2012. Each person received 2,000,000 stock options. For further discussion of the terms of the grant of stock options, see Note G.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2017
(Audited)

Note J: COMMITMENTS AND CONTINGENCIES

Royalty Payable Obligation

At January 1, 2015, the Company is obligated to pay minimum monthly royalties of approximately $80,000 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.  For the years ended November 30, 2016 and 2015, the Company has made a total of $50,000 and $50,000 towards this obligation and no royalty invoices have been received from Psyko Audio Labs. Royalty payable was $858,142 and $523,032 as of November 30, 2017 and 2016. For the years ended November 30, 2017 and 2016, royalty expense and the related gain on foreign currency transactions were $308,783 ’and $302,162, respectively.

Operating Lease Obligation

On September 5, 2017, the Company signed a three-year lease for its current office and warehouse, which shall expire on September 30, 2020. The typical monthly rent expense is $8,558, which includes base rent of $7,048 and common area maintenance of $1,510. The Company paid a security deposit of $8,558. Rent expense was $87,176 and $84,072 for the years ended November 30, 2017 and 2016, respectively.

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

Note K: SUBSEQUENT EVENTS

In December 2017 and January 2018, the Company sold 121,848 shares of common stock in exchange for cash of $72,500.

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

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Jeffrey A. Weiland	President and Director	March 5, 2018
Jeffrey A. Weiland

/s/ Robert S. Amaral	Chief Executive Officer,	March 5, 2018
Robert S. Amaral	Treasurer and Director
(Principal Executive and Financial Officer