Form 10-Q
period 2018-02-28
Exeo Entertainment, Inc.
filed 2018-04-10
CIK 1528760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No ☒

As of the date of filing of this report, there were outstanding 26,216,646 shares of the issuer’s common stock, par value $0.0001 per share. There were also outstanding 19,500 Series A, and 246,690, Series B Preferred Shares of the issuers preferred stock, par value $0.0001 per share.

EXEO ENTERTAINMENT, INC.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended February 28, 2018 are not necessarily indicative of the results that can be expected for the year ending November 30, 2018.

EXEO ENTERTAINMENT, INC.
BALANCE SHEETS
	February 28,	November 30,
	2018	2017

ASSETS

Current Assets
Cash and cash equivalents	$152,020	$139,525
Inventory	59,109	64,137
Prepaid expenses	97,924	125,923
Accounts Receivable	186	-
Total current assets	309,239	329,585

Property and equipment, net	33,346	37,294

TOTAL ASSETS	$342,585	$366,879

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Current liabilities
Accounts payable and accrued expenses	$27,839	$40,610
Accrued interest payable - related party	19,934	18,787
Payroll liabilities	144,816	138,604
Due to related parties	75,000	75,000
Royalty payable	945,119	858,142
Notes payable	9,314	9,314
Total current liabilities	1,222,022	1,140,457

Long-term liabilities
Notes payable	18,103	20,484
Total long-term liabilities	18,103	20,484

Total Liabilities	1,240,125	1,160,941

Series A redeemable convertible preferred stock; $0.0001 par value,
1,000,000 shares authorized; 19,500 shares issued and outstanding; 0 shares unissued as of February 28, 2018 and November 30, 2017 (liquidation preference of $80,487). Stated at redemption value.	152,393	148,736
Series B redeemable convertible preferred stock; $0.0001 par value,
1,000,000 shares authorized; 244,190 and 246,690 shares issued and outstanding; 2,500 shares unissued as of February 28, 2018 and November 30, 2017 (liquidation preference of $651,839).	1,613,934	1,576,930

Stockholders' equity (deficit)
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares
authorized, 19,500 and 19,500 shares issued, respectively	-	-
Convertible Preferred Stock Series B - 12%, $0.0001 par value, 1,000,000 shares
authorized, 246,690 and 246,690 shares issued, respectively	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized;
26,216,646 and 26,216,646 shares issued and outstanding, respectively	2,622	2,622
Additional paid-in capital	4,795,523	4,795,523
Treasury stock, Series B Preferred Stock - 2,500 shares	(12,500)	(12,500)
Stock payable	241,250	68,750
Deficit accumulated	(7,690,762)	(7,374,123)
Total stockholders' equity (deficit)	(2,663,867)	(2,519,728)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$342,585	$366,879

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For three months ended
	February 28,
	2018	2017
REVENUES	$2,765	$3,609
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	(1,679)	(2,431)
GROSS PROFIT	1,086	1,178

OPERATING EXPENSES
General and administrative	163,802	160,444
Executive compensation	40,606	96,857
Professional fees	60,070	18,014
Depreciation	3,948	8,132
TOTAL OPERATING EXPENSES	268,426	283,447

INCOME (LOSS) FROM OPERATIONS	(267,340)	(282,269)

OTHER INCOME (EXPENSE)
Gain from foreign currency transactions	(7,273)	(12,224)
Loss of service agreement	-	-
Interest expense - related party	(1,147)	(1,147)
Interest expense	(218)	(1,787)
TOTAL OTHER INCOME (EXPENSES)	(8,638)	(15,158)

NET INCOME (LOSS)	(275,978)	(297,427)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	(40,660)	(40,660)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(316,638)	$(338,087)

NET LOSS PER SHARE: BASIC	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC
	25,610,503	24,810,340
The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended
	February 28,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(275,978)	$(297,427)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,948	8,132
Stock-based compensation to officers	-	50,001
Changes in assets and liabilities
Decrease (Increase) in pre-paid expenses	27,999	31,868
Decrease (Increase) in accounts receivable	(186)	-
Decrease (Increase) in inventory	5,028	(39,915)
(Decrease) Increase in accounts payable and accrued expenses	(12,771)	(12,610)
Increase in accrued interest - related party	1,147	1,147
Increase in payroll liabilities	6,212	6,213
Increase in royalty payable	86,977	88,503
Net Cash Used in Operating Activities	(157,624)	(164,088)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	172,500	-
Proceeds from issuance of preferred stock, net of issuance costs	-	91,000
Payments on notes payable - auto loan (principal)	(2,381)	(2,311)
Cash Flows Provided by Financing Activities	170,119	88,689

Net increase in cash and cash equivalents	12,495	(75,399)

Cash and cash equivalents, beginning of the period	139,525	131,001

Cash and cash equivalents, end of the period	$152,020	$55,602

SUPPLEMENTAL CASH FLOW INFORMATION:
Dividend of redeemable preferred stock	$40,660	$40,660

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
(Unaudited)
February 28, 2018

Note A: BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended November 30, 2017. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumption are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Operating results for the three month period ended February 28, 2018 are not necessarily indicative of the results that may be expected for the year ending November 30, 2018.

As of February 28, 2018, the Company has cumulative losses totaling $(7,690,762) and negative working capital of $912,783. The Company incurred a net loss of $316,638 for the three months ended February 28, 2018. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
(Unaudited)
February 28, 2018

Note B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A significant estimate includes the carrying value of the Company’s patents, fair value of the Company’s common stock, assumptions used in calculating the value of stock options, depreciation and amortization.

Fair Value of Financial Instruments
Effective January 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures, Pre Codification SFAS No. 157, “Fair Value Measurements”, which provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices for identical assets and liabilities in active markets;
Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and
Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1. The total amount of the Company’s investment classified as Level 3 is de minimis.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of February 28, 2018 and November 30, 2017 because of the relative short term nature of these instruments. At February 28, 2018 and November 30, 2017, the fair value of the Company’s debt approximates carrying value.

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

Inventory
Inventories are stated at cost, not to exceed fair market value. The cost of the Company’s inventory $59,109 and $64,137 at February 28, 2018 and November 30, 2017, respectively has been determined using the first-in first-out (FIFO) method. The reduction in current costs as compared to LIFO costs of inventory equals zero at February 28, 2018 and November 30, 2017, respectively.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
(Unaudited)
February 28, 2018

Note B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Impairment of Long-Lived Assets
The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. No impairments were recorded at February 28, 2018. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. For the three months ended February 28, 2018 and 2017, the Company recognized $2,765 and $3,609 in revenue, respectively.

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

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
(Unaudited)
February 28, 2018

Note B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Concentrations of Risk
The Company’s bank accounts are deposited in insured institutions. The maximum insured by the FDIC per bank account is not an issue here since the Company’s bank accounts do not bear any interest and the FDIC limits far exceed balances on deposit. The Company’s funds were held in a single account. At February 28, 2018, the Company’s bank balance did not exceed the insured amounts.

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

Liquidity and Going Concern
The Company has incurred an accumulated deficit of ($7,690,762) since inception. The Company incurred significant initial research and product development costs, including expenditures associated with hardware engineering and the design and development of its hardware components and prototypes associated with the Zaaz™ keyboard, the Extreme Gamer, and the Psyko Krypton™ surround sound gaming headphones. The Company also incurred costs associated with its acquisition of property, plant and equipment for its 10,000 square foot office and warehouse.

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

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
(Unaudited)
February 28, 2018

Note B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Subsequent Events
In accordance with ASC 855-10, the Company has analyzed its operations subsequent to February 28, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note C: COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 26,216,646 and 26,216,646 shares issued and outstanding at February 28, 2018 and November 30, 2017, respectively.

During the three months ended February 28, 2018, the Company sold 261,034 shares of common stock for cash totaling $172,500. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. The stock was subscribed for; however, the certificates representing the shares were not issued as of February 28, 2018 and, resultantly, are considered owed as a common stock payable of $172,500.

Note D: COMMITMENTS AND CONTINGENCIES

Royalty Payable Obligation

At January 1, 2015, the Company is obligated to pay minimum monthly royalties of approximately $80,000 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.  Royalty payable was $945,119 as of February 28, 2018. For the three months ended February 28, 2018, royalty expense and the related gain on foreign currency transactions was $79,703 and $7,273, respectively.

Operating Lease Obligation

On September 30, 2017, the Company signed a renewed three-year lease for its current office and warehouse. The typical monthly rent expense is $8,558, which includes base rent of $7,048 and common area maintenance of $1,510. Rent expense was $25,674 and $21,018 for the three months ended February 28, 2018 and 2017, respectively.

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
Expand SKUs within the headphone market for both music and gaming

Activities to date

We incorporated in the state of Nevada on May 12, 2011. For the quarter ended February 28, 2018, we generated $2,765 in revenues and continue to operate at a loss. Our activities have centered on the design and engineering of peripherals in the video gaming, music, and smart TV sector.

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

Subsidiaries

We do not have any subsidiaries.

MANAGEMENT’S DISCUSSION AND ANALYSIS

COMPARISON OF THREE MONTH RESULTS FOR THE QUARTERS ENDED FEBRUARY 28, 2018 AND 2017 RESPECTIVELY

Revenues and Gross Profit

For the three months ended February 28, 2018 and 2017, the Company recognized $2,765 and $3,609 in revenue, respectively.   Cost of sales for the quarter ended February 28, 2018 was $1,679, leading to a gross profit of $1,086 during the period. In the comparable quarter ended February 28, 2017, cost of sales was $2,431, resulting in a gross profit of $1,178.

Costs and Expenses

Total cost and expenses were $268,426 and $283,447 for the three months ended February 28, 2018 and 2017, respectively. The decrease was primarily due to staff turnover and decreases in legal and consulting fees paid.

Other Income and Expenses

During the course of our business, we experienced a loss from foreign currency transactions of $7,273 in the three month period ended February 28, 2018, compared to a loss of $12,224 in the comparable period ended February 28, 2017. These gains/losses are associated with currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Interest expense associated with obligations to related parties was $1,147 and $1,147 in the three month periods ended February 28, 2018 and 2017, respectively.

Interest expense associated with non-related party obligations was $218 and $1,787 in the three month periods ended February 28, 2018 and 2017, respectively.

Liquidity and Capital Resources

Other than what is described in this Report, the Company had no material commitments for capital expenditures at February 28, 2018 and 2017.

On May 25, 2011, Exeo Entertainment, Inc. entered into an exclusive license agreement with Digital Extreme Technologies, Inc. whereby Exeo Entertainment, Inc. will manufacture and market the Extreme Gamer and Zaaz keyboard. Exeo Entertainment, Inc. will pay Digital Extreme Technologies, Inc. a 5% royalty fee on gross sales of both products.

Unless the Royalty Agreement is modified by Psyko Audio Labs Canada and the Company, at January 1, 2016, the Company is obligated to pay minimum monthly royalties of $80,000 (CDN $100,000) per quarter for the remaining term of the contract. No such modification has been made as of the date of this report. The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars. For the three months ended February 28, 2018 and 2017, the Company made no payments towards this obligation and no royalty invoices have been received from Psyko Audio Labs. Royalty payable was $945,119 for the three months ended February 28, 2018. For the three months ended February 28, 2018, royalty expense and related gain on foreign currency transactions was $86,977.

The Company has an office and warehouse rental lease obligation through September 30, 2020, which equals $265,298 as of February 28, 2018. The monthly minimum rental payment is $8,558. Rent expense was $25,674 and $21,018 for the three months ended February 28, 2018 and 2017, respectively.

Cash Flow Information

On February 28, 2018, the Company had working capital of approximately $(912,783). On November 30, 2017, the Company had working capital of approximately $(810,872). The decrease in working capital of $101,911 primarily relates to an increase in royalty payable in the amount of 86,977 during the three months ending February 28, 2018. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

The Company had cash and cash equivalents of approximately $152,020 and $139,525 at February 28, 2018 and November 30, 2017, respectively. This represents an increase in cash of $12,495.

Cash used in Operating Activities
The Company used approximately $157,624 of cash for operating activities in the three months ended February 28, 2018 as compared to using $164,088 of cash for operating activities in the three months ended February 28, 2017. This decrease in cash used in operating activities, is primarily attributed to an increase in inventory purchases.

Cash Provided by Financing Activities
Financing activities in the three months ended February 28, 2018 provided $170,119 of cash as compared to providing $88,689 of cash in the three months ended February 28, 2017. The difference is attributable to an increase in cash receipts from sales of the Company’s preferred stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the management evaluation, we concluded that our disclosure controls and procedures may not be effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In the 1st Quarter, 2018, management is in the process of determining how to most effectively improve our disclosure controls and procedures.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting may not be effective as of February 28, 2018. Other than our two officers, we have no employees or contractors that have the authority to implement any changes in our internal control or financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended February 28, 2018, the Company sold 261,034 shares of common stock for cash totaling $172,500. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. The stock was subscribed for; however, the certificates representing the shares were not issued as of February 28, 2018 and, resultantly, are considered owed as a common stock payable of $172,500.

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

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Jeffrey A. Weiland	President and Director	April 10, 2018
Jeffrey A. Weiland

/s/ Robert S. Amaral	Chief Executive Officer,	April 10, 2018
Robert S. Amaral	Treasurer and Director
(Principal Executive and Financial Officer)