Form 10-Q
period 2018-05-31
Exeo Entertainment, Inc.
filed 2018-07-16
CIK 1528760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

EXEO ENTERTAINMENT, INC.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended May 31, 2018 are not necessarily indicative of the results that can be expected for the year ending November 30, 2018.

EXEO ENTERTAINMENT, INC.
BALANCE SHEETS
(unaudited)	May 31,	November 30,
	2018	2017

ASSETS

Current Assets
Cash and cash equivalents	$81,731	$139,525
Inventory	59,860	64,137
Prepaid expenses	57,591	125,923
Accounts Receivable	186	-
Total current assets	199,368	329,585

Property and equipment, net	29,786	37,294

TOTAL ASSETS	$229,154	$366,879

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Current liabilities
Accounts payable and accrued expenses	$34,745	$40,610
Accrued interest payable - related party	21,106	18,787
Payroll liabilities	150,490	138,604
Due to related parties	75,000	75,000
Royalty payable	1,010,254	858,142
Notes payable	9,314	9,314
Total current liabilities	1,300,909	1,140,457

Long-term liabilities
Notes payable	15,701	20,484
Total long-term liabilities	15,701	20,484

Total Liabilities	1,316,610	1,160,941

Series A redeemable convertible preferred stock; $0.0001 par value,
1,000,000 shares authorized; 19,500 shares issued and outstanding; 19,500 shares unissued as of May 31, 2018 and November 30, 2017 (liquidation preference of $87,800). Stated at redemption value.	156,049	148,736
Series B redeemable convertible preferred stock; $0.0001 par value,
1,000,000 shares authorized; 244,190 and 244,190 shares issued and outstanding; 2,500 shares unissued as of May 31, 2018 and November 30, 2017 (liquidation preference of $725,846). Stated at redemption value, net of Treasury Stock (2,500 shares)	1,650,938	1,576,930

Stockholders' equity (deficit)
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares
authorized, 19,500 and 19,500 shares issued, respectively	-	-
Convertible Preferred Stock Series B - 12%, $0.0001 par value, 1,000,000 shares
authorized, 246,690 and 246,690 shares issued, respectively	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized;
26,216,646 and 26,216,646 shares issued and outstanding, respectively	2,622	2,622
Additional paid-in capital	4,795,523	4,795,523
Treasury stock, Series B Preferred Stock - 2,500 shares	(12,500)	(12,500)
Stock payable	285,000	68,750
Deficit accumulated	(7,965,088)	(7,374,123)
Total stockholders' equity (deficit)	(2,894,443)	(2,519,728)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$229,154	$366,879

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For three months ended		For six months ended
	May 31,		May 31,
	2018	2017	2018	2017
REVENUES	$1,162	$3,908	$3,927	$7,517
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	(20)	(2,905)	(1,699)	(5,336)
GROSS PROFIT	1,142	1,003	2,228	2,181

OPERATING EXPENSES
General and administrative	161,883	212,200	325,685	372,644
Executive compensation	37,087	90,608	77,693	187,465
Professional fees	43,385	11,446	103,455	29,460
Depreciation	3,560	8,133	7,508	16,265
TOTAL OPERATING EXPENSES	245,915	322,387	514,341	605,834

INCOME (LOSS) FROM OPERATIONS	(244,773)	(321,384)	(512,113)	(603,653)

OTHER INCOME (EXPENSE)
Gain (loss) from foreign currency transactions	12,476	(16,276)	5,203	(28,500)
Loss of service agreement	-	-	-	-
Interest expense - related party	(1,171)	(1,171)	(2,318)	(2,318)
Interest expense	(196)	(263)	(414)	(2,050)
TOTAL OTHER INCOME (EXPENSES)	11,109	(17,710)	2,471	(32,868)

NET INCOME (LOSS)	(233,664)	(339,094)	(509,642)	(636,521)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	(40,660)	(40,660)	(81,320)	(81,320)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(274,324)	$(379,754)	$(590,962)	$(717,841)

NET LOSS PER SHARE: BASIC	$(0.01)	$(0.02)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC
	26,289,685	25,053,539	26,289,685	24,933,276

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended
	May 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(509,642)	$(636,521)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	7,508	16,265
Stock-based compensation to officers	-	100,001
Changes in assets and liabilities
Decrease in prepaid expenses	68,332	26,530
(Increase) in accounts receivable	(186)	-
Decrease (Increase) in inventory	4,277	(31,679)
(Decrease) in accounts payable and accrued expenses	(5,865)	(15,027)
Increase in accrued interest - related party	2,319	2,318
Increase in payroll liabilities	11,886	12,426
Increase in royalty payable	152,110	179,010
Net Cash Used in Operating Activities	(269,261)	(346,677)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Flows Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	216,250	421,562
Repurchase of Series B preferred stock for treasury	-	(15,000)
Payments on notes payable - auto loan (principal)	(4,783)	(4,646)
Cash Flows Provided by Financing Activities	211,467	401,916

Net increase in cash and cash equivalents	(57,794)	55,239

Cash and cash equivalents, beginning of the period	139,525	131,001

Cash and cash equivalents, end of the period	$81,731	$186,240

SUPPLEMENTAL CASH FLOW INFORMATION:
Dividend of redeemable preferred stock	$81,320	$81,320

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
(Unaudited)
May 31, 2018

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

Operating results for the six month period ended May 31, 2018 are not necessarily indicative of the results that may be expected for the year ending November 30, 2018.

As of May 31, 2018, the Company has cumulative losses totaling $(7,965,088) and negative working capital of $1,101,541. The Company incurred a net loss of $509,642 for the six months ended May 31, 2018. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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
May 31, 2018

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

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of May 31, 2018 and November 30, 2017 because of the relative short term nature of these instruments. At May 31, 2018 and November 30, 2017, the fair value of the Company’s debt approximates carrying value.

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

Inventory
Inventories are stated at cost, not to exceed fair market value. The cost of the Company’s inventory $59,860 and $64,137 at May 31, 2018 and November 30, 2017, respectively has been determined using the first-in first-out (FIFO) method. The reduction in current costs as compared to LIFO costs of inventory equals zero at May 31, 2018 and November 30, 2017, respectively.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
(Unaudited)
May 31, 2018

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

Impairment of Long-Lived Assets
The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. No impairments were recorded at May 31, 2018. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. For the six months ended May 31, 2018 and 2017, the Company recognized $3,927 and $7,517 in revenue, respectively.

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
May 31, 2018

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

Concentrations of Risk
The Company’s bank accounts are deposited in insured institutions. The maximum insured by the FDIC per bank account is not an issue here since the Company’s bank accounts do not bear any interest and the FDIC limits far exceed balances on deposit. The Company’s funds were held in a single account. At May 31, 2018, the Company’s bank balance did not exceed the insured amounts.

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

Liquidity and Going Concern
The Company has incurred an accumulated deficit of ($7,965,088) since inception. The Company incurred significant initial research and product development costs, including expenditures associated with hardware engineering and the design and development of its hardware components and prototypes associated with the Zaaz™ keyboard, the Extreme Gamer, and the Psyko Krypton™ surround sound gaming headphones. The Company also incurred costs associated with its acquisition of property, plant and equipment for its 10,000 square foot office and warehouse.

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
May 31, 2018

Note B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Subsequent Events
In accordance with ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note C: COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 26,216,646 and 26,216,646 shares issued and outstanding at May 31, 2018 and November 30, 2017, respectively.

During the six months ended May 31, 2018, the Company sold 319,189 shares of common stock for cash totaling $216,250. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. The stock was subscribed for; however, the certificates representing the shares were not issued as of May 31, 2018 and, resultantly, are considered owed as a common stock payable of $285,000.

Note D: COMMITMENTS AND CONTINGENCIES

Royalty Payable Obligation

At January 1, 2015, the Company is obligated to pay minimum monthly royalties of approximately $80,000 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.  Royalty payable was $1,010,254 as of May 31, 2018. For the six months ended May 31, 2018 and 2017, royalty expense and the related gain/(loss) on foreign currency transactions was $5,203 and ($28,500), respectively.

Operating Lease Obligation

On September 30, 2017, the Company signed a renewed three-year lease for its current office and warehouse. The typical monthly rent expense is $8,558, which includes base rent of $7,048 and common area maintenance of $1,510. Rent expense was $59,906 and $42,036 for the six months ended May 31, 2018 and 2017, respectively.

Note E: SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

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
Expand SKUs within the headphone market for both music and gaming

 Activities to date

We incorporated in the state of Nevada on May 12, 2011. For the six months ended May 31, 2018, we generated $3,927 in revenues and continue to operate at a loss. Our activities have centered on the design and engineering of peripherals in the video gaming, music, and smart TV sector.

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

Subsidiaries

We do not have any subsidiaries.

MANAGEMENT’S DISCUSSION AND ANALYSIS

COMPARISON OF THREE MONTH RESULTS FOR THE QUARTERS ENDED MAY 31, 2018 AND 2017, RESPECTIVELY

Revenues and Gross Profit

For the three months ended May 31, 2018 and 2017, the Company recognized $1,162 and $3,908 in revenue, respectively.   Cost of sales for the quarter ended May 31, 2018 was $20, leading to a gross profit of $1,142 during the period. In the comparable quarter ended May 31, 2017, cost of sales was $2,905, resulting in a gross profit of $1,003.

Costs and Expenses

Total cost and expenses were $245,915 and $322,387 for the three months ended May 31, 2018 and 2017, respectively. The decrease was primarily due to staff turnover and decreases in legal and consulting fees paid.

Other Income and Expenses

During the course of our business, we experienced a gain from foreign currency transactions of $12,476 in the three month period ended May 31, 2018, compared to a loss of $16,276 in the comparable period ended May, 2017. These gains/losses are associated with currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Interest expense associated with obligations to related parties was $1,171 and $1,171 in the three month periods ended May 31, 2018 and 2017, respectively.

Interest expense associated with non-related party obligations was $196 and $263 in the three month periods ended May 31, 2018 and 2017, respectively.

COMPARISON OF SIX MONTH RESULTS FOR THE PERIODS ENDED MAY 31, 2018 AND 2017, RESPECTIVELY

Revenues and Gross Profit

For the six months ended May 31, 2018 and 2017, the Company recognized $3,927 and $7,517 in revenue, respectively.   Cost of sales for the six months ended May 31, 2018 was $1,699, leading to a gross profit of $2,228 during the period. In the comparable six months ended May 31, 2017, cost of sales was $5,336, resulting in a gross profit of $2,181.

Costs and Expenses

Total cost and expenses were $514,113 and $605,834 for the six months ended May 31, 2018 and 2017, respectively. The decrease was primarily due to staff turnover and decreases in legal and consulting fees paid.

Other Income and Expenses

During the course of our business, we experienced a gain from foreign currency transactions of $5,203 in the six month period ended May 31, 2018, compared to a loss of $28,500 in the comparable period ended May, 2017. These gains/losses are associated with currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Interest expense associated with obligations to related parties was $2,318 and $2,318 in the six month periods ended May 31, 2018 and 2017, respectively.

Interest expense associated with non-related party obligations was $414 and $2,050 in the six month periods ended May 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

Other than what is described in this Report, the Company had no material commitments for capital expenditures at May 31, 2018 and 2017.

On May 25, 2011, Exeo Entertainment, Inc. entered into an exclusive license agreement with Digital Extreme Technologies, Inc. whereby Exeo Entertainment, Inc. will manufacture and market the Extreme Gamer and Zaaz keyboard. Exeo Entertainment, Inc. will pay Digital Extreme Technologies, Inc. a 5% royalty fee on gross sales of both products.

Unless the Royalty Agreement is modified by Psyko Audio Labs Canada and the Company, at January 1, 2016, the Company is obligated to pay minimum monthly royalties of $80,000 (CDN $100,000) per quarter for the remaining term of the contract.  No such modification has been made as of the date of this report. The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars. For the six months ended May 31, 2018 and 2017, the Company made no payments towards this obligation and no royalty invoices have been received from Psyko Audio Labs. Royalty payable was $1,010,254 for the six months ended May 31, 2018. For the six months ended May 31, 2018, royalty expense and related gain on foreign currency transactions was $157,313 and $5,203, respectively. For the six months ended May 31, 2017, royalty expense and related losses on foreign currency transactions was $150,510 and $28,500, respectively.

The Company has an office and warehouse rental lease obligation through September 30, 2020, which equals $239,624 as of May 31, 2018. The monthly minimum rental payment is $8,558. Rent expense was $59,906 and $42,036 for the six months ended May 31, 2018 and 2017, respectively.

Cash Flow Information

On May 31, 2018, the Company had working capital of approximately $(1,101,541). On November 30, 2017, the Company had working capital of approximately $(810,872). The decrease in working capital of $290,669 primarily relates to an increase in royalty payable in the amount of $152,112 during the six months ending May 31, 2018. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

The Company had cash and cash equivalents of approximately $81,731 and $139,525 at May 31, 2018 and November 30, 2017, respectively. This represents a decrease in cash of $57,794.

Cash used in Operating Activities
The Company used approximately $269,261 of cash for operating activities in the six months ended May 31, 2018 as compared to using $346,677 of cash for operating activities in the six months ended May 31, 2017. This decrease in cash used in operating activities, is primarily attributed to a decrease in the net loss.

Cash Provided by Financing Activities
Financing activities in the six months ended May 31, 2018 provided $211,467 of cash as compared to providing $401,916 of cash in the six months ended May 31, 2017. The difference is attributable to a decrease in cash receipts from sales of the Company’s common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the management evaluation, we concluded that our disclosure controls and procedures may not be effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In the 2nd Quarter, 2018, management is in the process of determining how to most effectively improve our disclosure controls and procedures.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting may not be effective as of May 31, 2018. Other than our two officers, we have no employees or contractors that have the authority to implement any changes in our internal control or financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended May 31, 2018, the Company sold 58,155 shares of common stock for cash totaling $43,750. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. The stock was subscribed for; however, the certificates representing the shares were not issued as of May 31, 2018 and, resultantly, are considered owed as a common stock payable of $285,000.

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

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Jeffrey A. Weiland	President and Director	July 16, 2018
Jeffrey A. Weiland

/s/ Robert S. Amaral	Chief Executive Officer,	July 16, 2018
Robert S. Amaral	Treasurer and Director
(Principal Executive and Financial Officer)