Form 10-K
period 2018-11-30
Exeo Entertainment, Inc.
filed 2019-03-15
CIK 1528760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2018

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of November 30, 2018, the last business day of the registrant's most recently completed fiscal year end, is undeterminable. The total number of common stock held by non-affiliates of the registrant as of this date was 9,440,923.  The aggregate market value of such securities on November 30, 2018 was determined by the Company to be $9,252,105 based upon the analysis described in further detail in Item 5 of this report.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date, which is March 13, 2019: 27,433,619 Common Shares, 19,500 Series A, and 244,190 Series B Preferred Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference within this report are certain documents previously filed with the Commission within Form S-1, as amended, which was filed on August 16, 2013.  Such document(s) are listed in Item 15 of this report.

EXEO ENTERTAINMENT, INC.
FORM 10-K
For the year ended November 30, 2018

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

Products and Services

Products under development include the Psyko™ 5.1 surround sound gaming headphones for consoles, Krankz™ MAXX Bluetooth™ wireless headphones

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

Currently, we are working on slight changes in the design of the Krankz Headphones. We are also, working with Vegas Golden Knights NHL team and have designed a custom Krankz Headphone for them. This is part of the sponsorship agreement we entered into during 2018.

Strategy and Marketing Plan

Manufacturing is established, so we intend on utilizing existing consumer electronics distributers, such as Synnex Corp. (SNX) and Ingram Micro to distribute our products to big box retailers such as Best Buy, GameStop, and Fry’s Electronics. We do not have distribution agreements with these companies at this time.

Distributor Agreement

We have an “Exclusive Distributor” Agreement with Axcel Electronics Thailand Company Limited (Cableicons, Inc.) which covers the USA and Canada to Distribute and sell the “Ford Officially Licensed Cell Phone Accessories” in all wholesale and retail channels. Here is the link for the online Ford Officially Licensed Cell Phone Accessories Catalog. https://bit.ly/2Qo1eom

Sources and Availability of Suppliers and Supplies

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

Sponsorship Agreement

On July 13, 2018, the Company entered into a sponsorship agreement for headphones with Black Knight Sports and Entertainment, LLC (dba Vegas Golden Knights)(“BKSE”) for a period through June 2021. During the first NHL season, the Company was obligated to pay $230,000. For the second NHL season, the Company is obligated to pay $239,200 and for the third NHL season, the Company is obligated to pay $248,768. If the team does into playoffs there could be additional fees due.

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

Recent Sales of Unregistered Securities

Common Stock

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 26,697,109 and 24,216,646 shares issued and outstanding at November 30, 2018 and 2017, respectively.

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

During the year ended November 30, 2018, the Company issued a total of 480,463 shares of common stock for cash totaling $697,250. In addition, the Company sold 580,471 shares, which have not yet been issued as November 30, 2018 and are considered stock payable in the amount of $426,000. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing.

Equity Issuance Costs

We incurred equity issuance costs of $0 and $914 for the years ended November 30, 2018 and 2017, respectively.  Rather than expense these costs, such items are charged against the Company’s equity. Our employees coordinate various matters associated with the sales of issuer securities to accredited investors.  Equity issuance costs include such wages. These costs also include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

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

All shares of redeemable convertible preferred stock have been presented outside of permanent equity in accordance with ASC 48-10, Classification and Measurement of Redeemable Securities. The Company accretes the carrying value of its Series A and B redeemable convertible preferred stock to its estimate of fair value (i.e. redemption value) at period end. The estimated fair value of the Series A and Series B redeemable convertible preferred stock at November 30, 2018 was $163,361 and $1,725,191, respectively.

Stock Warrants Issued to Investors

As of November 30, 2018, there were 4,797,286 warrants outstanding, with a weighted average exercise price of $1.01 and the weighted average remaining life is 2.03 years.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS

Comparison of Twelve Month Results –for the fiscal years ended November 30, 2018 and 2017, respectively

Revenues and Gross Profit
Revenues for the twelve months ended November 30, 2018 and 2017 were $5,318 and $12,362, respectively. Gross (loss) profit for the periods ended November 30, 2018 and 2017 were ($2,868) and $2,751, respectively. The Company has incurred significant costs in research and development activities. See discussion below for further information. At November 30, 2018 and 2017, the Company had incurred an accumulated deficit of $8,582,650 and $7,374,123 since inception.

Costs and Expenses
Total operating cost and expenses decreased to $1,176,124 for the year ended November 30, 2018 as compared to $1,445,740 for the year ended November 30, 2017. These decreases in the fiscal year ended November 30, 2017, were primarily due to the decreasing costs associated with public relations, royalty fees, sponsorships and advertisement of our audio headphone products.

Research and Development Costs

The Company incurred $3,148 and $17,395 for research and development costs during the fiscal years ended November 30, 2018 and 2017, respectively. These costs relate to hardware engineering, design and development of the Krankz™ Bluetooth wireless audio headphones, the Zaaz™ Keyboard, the Extreme Gamer®, and the Psyko Krypton™ 5.1 surround sound gaming headphones for personal computers. A similar unit under development connects to current generation video game consoles offered by Nintendo®, Microsoft®, and Sony®.

Other Income and Expenses
During the course of our business, we experienced a gain from foreign currency transactions of $38,759 in the year ended November 30, 2018 as compared to a loss of $26,328 for the year ended November 30, 2017. This gain is due to royalty payments owed to a foreign company.

During the years ended November 30, 2018 and 2017, we had other losses totaling $0 and $25,000. These losses are associated with the refund of deposits.

Interest expense associated with obligations to related parties was $4,648 in the twelve months ended November 30, 2018, compared to $4,648 in the period ended November 30, 2017.  Interest expense was $760 and $2,535 in the twelve months ended November 30, 2018 and 2017, respectively.

Effect of Inflation
Inflation has not had a significant impact on the Company’s operations or cash flows.

Liquidity and Capital Resources

Long-Term Debt / Note Payable and Other Commitments

Other than what is described in this Item, the Company had no material commitments for capital expenditures at November 30, 2018 or November 30, 2017. On May 25, 2011, Exeo Entertainment, Inc. entered into an exclusive license agreement with Digital Extreme Technologies, Inc. whereby Exeo Entertainment, Inc. will manufacture and market the Extreme Gamer and Zaaz keyboard. Exeo Entertainment, Inc. will pay Digital Extreme Technologies, Inc. a 5% royalty fee on gross sales of both products.

On June 10, 2013, Exeo Entertainment, Inc. entered into a license agreement with Psyko Audio Labs, Canada whereby Exeo Entertainment. Inc. will manufacture and market the Psyko Krypton and Carbon line of gaming headphones. The Company will owe a 5% royalty on all headphone sales to Psyko Audio Labs.  Payments are due quarterly on January 15, April 15, July 15, and October 15. For the year ended November 30, 2018, the Company has made no payments towards this obligation and no royalty invoices have been received from Psyko Audio Labs. In fiscal year 2018, the Company incurred decreasing minimum royalty expenses as follows: $79,703 (CDN $100,000), $77,610 (CDN $100,000), $76,312 (CDN $100,000), and $76,444 (CDN $100,000) in each of the four quarters, respectively. The total minimum royalty fee expense in fiscal year ended November 30, 2018 and 2017 were $310,069 and $307,321, respectively. Prepaid expenses as of November 30, 2018 and 2017 consist of royalty fees of $0 and $0, respectively, paid to Psyko Audio Labs. These prepaid expenses shall be applied towards royalty expenses incurred in the first quarter of the following fiscal year. Unless the Royalty Agreement is modified by Psyko Audio Labs Canada and the Company, at January 1, 2017, the Company is obligated to pay minimum monthly royalties of $80,000 (CDN $100,000) per quarter for the remaining term of the contract.  No such modification has been made as of the date of this report. The Company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

The Company has an office and warehouse rental lease obligation through September 30, 2020, which equals $188,276 as of November 30, 2018. The monthly minimum rental payment is $8,558. Rent expense was $102,696 and $87,176 for the fiscal years ended November 30, 2018 and 2017, respectively.

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

Cash Flow Information

The Company had working capital of approximately $(1,610,178) and a current ratio of 0.20 at November 30, 2018. The Company had working capital of approximately $(810,872) and a current ratio of 0.29 at November 30, 2017. The decrease in working capital and the current ratio at November 30, 2018 as compared to November 30, 2017, was primarily due to operating activities (a decrease of $722,657 from fiscal year 2017 to 2018). The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

During the twelve months ended November 30, 2018, the Company had cash and cash equivalents of approximately $104,485 as compared to cash and cash equivalents of $139,525 at November 30, 2017. This represents an decrease of $35,040.

Cash used in Operating Activities
The Company used approximately $722,657 of cash for operating activities in the twelve months ended November 30, 2018, as compared to using $707,777 of cash for operating activities in the twelve months ended November 30, 2017.

Cash used for Investing Activities
Investing activities for the twelve months ended November 30, 2018 used approximately $0 of cash as compared to using $0 of cash in the twelve months ended November 30, 2017.

Cash Provided by Financing Activities
Financing activities for the twelve months ended November 30, 2018, provided $687,617 of cash as compared to providing $716,301 of cash in the twelve months ended November 30, 2017.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of November 30, 2018. The Company has resourced outside consultants to assist in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and position of each of our directors and executive officers are as follows:

Name	Age	Position

Jeffrey Weiland	54	President and Director
Robert S. Amaral	49	CEO, Treasurer, Secretary and Director

Jeffrey A. Weiland, Age 54, President/Director

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

Robert S. Amaral, Age 49, CEO, Secretary/Treasurer/Director

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

Section 16(A) Beneficial Ownership Reporting Compliance Pursuant to Item 405 of Regulation S-K

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended November 30, 2018 all such filing requirements applicable to its officers and directors were complied with exception that reports were filed late or not filed at all by the following persons:

Name and Principal Position	Number of late reports	Number of untimely reports	Number of Known Failures to File a Required Form
Robert S. Amaral, CEO	0	0	0
Jeffrey A. Weiland, Pres.	0	0	0

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our Company at any time during the year ended November 30, 2018, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during the year ended November 30, 2018. The foregoing persons are collectively referred to herein as the “Named Executive Officers.” Compensation information is shown for fiscal years ended November 30, 2018 and 2017, respectively.

SUMMARY COMPENSATION TABLE

			ANNUAL COMPENSATION		LONG TERM COMPENSATION				TOTAL
			Cash	Bonus ($)	Stock Awarded ($)	Stock Options * ($)	Non-Equity Incentive Plan Comp. ($)	All Other Compensation ($)	Total Compensation ($)
Robert S. Amaral	CEO, Treasurer,	2018	$78,000	0	0	$-	0	0	$78,000
	Secretary. & Director	2017	$83,900	0	0	$62,502	0	0	$262,102
Jeffrey A. Weiland	President &	2018	$72,000	0	0	$-	0	0	$72,000
	Director	2017	$75,000	0	0	$62,502	0	0	$137,502

* Stock Options - Outstanding Equity Awards at 2014 Fiscal Year-End

Pursuant to the 2012 Employees/Consultants Stock Compensation Plan, on July 15, 2012, we granted 2,000,000 shares to each of our two officers and directors. The option agreement provides the employee has no more than five years from the date of the grant to exercise the options at an exercise price of $0.25 per share. The employee may only exercise such options based upon the contracted vesting schedule, which provides that the options vest on a pro-rata basis over 60 months of future services to be rendered by such employee. There were no additional awards through the end of our fiscal year 2018.

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

Pursuant to his employment agreement, Mr. Weiland is entitled to an initial base salary of $72,000. Pursuant to his employment agreement, Mr. Amaral is entitled to an initial base salary of $78,000.

Severance

Each employment agreement provides for a severance equal to one month’s pay, less taxes and social security required to be withheld upon a termination by us without cause upon thirty (30) days written notice.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of November 30, 2018, for:

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

The percentage ownership information shown in the table below is calculated based on 27,433,619 shares of our common stock issued and outstanding as of March 13, 2019.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class

Common	Jeffrey A. Weiland President/Director	8,628,093	31.45%
Common	Robert S. Amaral Chief Executive Officer/Director	8,628,093	31.45%

	All Directors and Officers as a group (2 persons)	17,256,186	62.90%

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2018 and 2017 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2018	2017

Audit fees	$23,053	$17,523
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$23,053	$17,523

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

NOVEMBER 30, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Exeo Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Exeo Entertainment, Inc. (the “Company”) as of November 30, 2018 and November 30, 2017 and the related statements of operations, stockholders’ (deficit), and cash flows for each of the years in the two-year period ended November 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and November 30, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has negative working capital at November 30, 2018, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing
We have served as the Company’s auditor since 2015
Las Vegas, Nevada
March 13, 2019

EXEO ENTERTAINMENT, INC.
BALANCE SHEETS
(audited)	November 30,	November 30,
	2018	2017

ASSETS

Current Assets
Cash and cash equivalents	$104,485	$139,525
Inventory	39,456	64,137
Prepaid expenses	138,850	125,923
Accounts Receivable	186	-
Total current assets	282,977	329,585

Property and equipment, net	28,576	37,294

TOTAL ASSETS	$311,553	$366,879

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Current liabilities
Accounts payable and accrued expenses	$44,111	$40,610
Accrued interest payable - related party	23,436	18,787
Payroll liabilities	161,839	138,604
Due to related parties	75,000	75,000
Royalty payable	1,129,455	858,142
Notes payable	9,314	9,314
Total current liabilities	1,443,155	1,140,457

Long-term liabilities
Notes payable	10,851	20,484
Total long-term liabilities	10,851	20,484

Total Liabilities	1,454,006	1,160,941

Series A redeemable convertible preferred stock; $0.0001 par value,
1,000,000 shares authorized; 19,500 shares issued and outstanding; 0 shares unissued as of November 30, 2018 and November 30, 2017 (liquidation preference of $95,213 and $80,487, respectively). Stated at redemption value.	163,361	148,736
Series B redeemable convertible preferred stock; $0.0001 par value,
1,000,000 shares authorized; 244,190 and 246,690 shares issued and outstanding; 2,500 shares unissued as of November 30, 2018 and November 30, 2017 (liquidation preference of $799,853 and $651,839, respectively). Stated at redemption value, net of Treasury Stock (2,500 shares)	1,725,191	1,576,930

Stockholders' equity (deficit)
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares
authorized, 19,500 and 19,500 shares issued, respectively	-	-
Convertible Preferred Stock Series B - 12%, $0.0001 par value, 1,000,000 shares
authorized, 246,690 and 246,690 shares issued, respectively	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized;
26,697,109 and 26,216,646 shares issued and outstanding, respectively	2,670	2,622
Additional paid-in capital	5,135,475	4,795,523
Treasury stock, Series B Preferred Stock - 2,500 shares	(12,500)	(12,500)
Stock payable	426,000	68,750
Deficit accumulated	(8,582,650)	(7,374,123)
Total stockholders' equity (deficit)	(3,031,005)	(2,519,728)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$311,553	$366,879

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(audited)

	For the years ended
	November 31,
	2018	2017
REVENUES	$5,318	$12,362
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	(8,186)	(9,611)
GROSS PROFIT	(2,868)	2,751

OPERATING EXPENSES
General and administrative	740,561	1,014,509
Executive compensation	161,617	296,329
Professional fees	160,228	107,252
Depreciation	13,718	27,650
TOTAL OPERATING EXPENSES	1,076,124	1,445,740

INCOME (LOSS) FROM OPERATIONS	(1,078,992)	(1,442,989)

OTHER INCOME (EXPENSE)
Gain from foreign currency transactions	38,759	(26,328)
Loss of service agreement	-	(25,000)
Interest expense - related party	(4,648)	(4,648)
Interest expense	(760)	(2,535)
TOTAL OTHER INCOME (EXPENSES)	33,351	(58,511)

NET INCOME (LOSS)	(1,045,641)	(1,501,500)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	(162,886)	(162,640)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,208,527)	$(1,664,140)

NET LOSS PER SHARE: BASIC	$(0.05)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC
	26,403,566	25,610,503
The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(audited)

			Additional				Total
	Common Shares		Paid-In	Treasury	Stock	Deficit	Stockholders'
	Shares	Amount	Capital	Stock	Payable	Accumulated	Equity (Deficit)

Balance, November 30, 2016	24,764,129	$2,476	$3,711,256	$-	$112,500	$(5,714,983)	$(1,888,751)

Prior period adjustment						5,000	5,000

Treasury stock				(12,500)			(12,500)

Cash received for sale of
common stock	880,329	89	685,234		56,250		741,573

Stock issued for
subscriptions payable	322,188	32	99,968		(100,000)		-

Stock options granted to officers							125,004

Shares issued for services	250,000	25	174,975				175,000

Equity issuance costs			(914)				(914)

Net loss for the year ended
November 30, 2017						(1,664,140)	(1,664,140)

Balance, November 30, 2017	26,216,646	$2,622	$4,795,523	$(12,500)	$68,750	$(7,374,123)	$(2,519,728)

Cash received for sale of
common stock					697,250		697,250

Stock issued for
subscriptions payable	480,463	48	339,952		(340,000)		-

Net loss for the year ended
November 30, 2018						(1,208,527)	(1,208,527)

Balance, November 30, 2018	26,697,109	$2,670	$5,135,475	$(12,500)	$426,000	$(8,582,650)	$(3,031,005)

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(audited)
	For the years ended
	November 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,045,641)	$(1,501,500)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	8,718	27,649
Stock-based compensation to officers	-	125,004
Shares issued for services	-	175,000
Changes in assets and liabilities
Decrease (Increase) in accounts receivable	(186)	-
Decrease (Increase) in prepaid expenses	(12,927)	(74,054)
Decrease (Increase) in inventory	24,681	162,948
(Decrease) Increase in accounts payable and accrued expenses	3,501	12,566
Decrease in accrued interest - related party	4,649	4,648
Increase in payroll liabilities	23,235	24,852
Increase in royalty payable	271,313	335,110
Net Cash Used in Operating Activities	(722,657)	(707,777)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	-
Cash Flows Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	697,250	740,657
Proceeds from issuance of preferred stock, net of issuance costs	-	-
Repurchase of Series B preferred stock for treasury	-	(15,000)
Proceeds from related party debt	-	-
Payments to related party debt	-	-
Payments on notes payable - auto loan (principal)	(9,633)	(9,356)
Cash Flows Provided by Financing Activities	687,617	716,301

Net increase in cash and cash equivalents	(35,040)	8,524

Cash and cash equivalents, beginning of the period	139,525	131,001

Cash and cash equivalents, end of the period	$104,485	$139,525

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Dividend of redeemable preferred stock	$162,886	$162,640

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2018
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

Inventory
Inventories are stated at cost, not to exceed fair market value. The cost of the Company’s inventory ($39,456 and $64,137 at November 30, 2018 and 2017, respectively) has been determined using the first-in first-out (FIFO) method. The reduction in current costs as compared to LIFO costs of inventory equals zero at November 30, 2018 and 2017, respectively. During the years ended November 30, 2018 and 2017, the company has written down the value of certain of its inventory item, on the grounds that these items constitute slow-moving inventory and thus has a vastly reduced resale value. The resulting loss of $18,694 and $185,853, respectively, was charged to inventory impairment and is contained within the “General and Administrative” line item on the income statement. The remaining valuation ascribed to these assets as of the balance sheet date is $39,456 as of November 30, 2018 and $64,137 as of November 30, 2017.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2018
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

Impairment of Long-Lived Assets
The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. No impairments were recorded at November 30, 2018 and 2017. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

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
November 30, 2018
(Audited)

Note A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. For the years ended November 30, 2018 and 2017, the Company recognized $5,318 and $12,362 in revenue, respectively.

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
November 30, 2018
(Audited)

Note A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Liquidity and Going Concern
The Company has incurred an accumulated deficit of ($8,582,650) since inception. The Company incurred significant initial research and product development costs, including expenditures associated with hardware engineering and the design and development of its hardware components and prototypes associated with the Zaaz™ keyboard, the Extreme Gamer, and the Psyko Krypton™ surround sound gaming headphones. The Company also incurred costs associated with its acquisition of property, plant and equipment for its 10,000 square foot office and warehouse.

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

Note B: PROPERTY AND EQUIPMENT

The Company owned property and equipment, recorded at cost, which consisted of the following at November 30, 2018 and 2017:

	November 30, 2018	November 30, 2017
Furniture and fixtures	$21,499	$21,499
Office & computer equipment	37,982	37,982
Vehicles	101,944	96,943
Subtotal	161,425	156,424
Less: Accumulated depreciation	(132,848)	(119,130)
Property and equipment, net	$28,577	$37,294

Depreciation expense was $13,718 and $27,650 for the years ended November 30, 2018 and 2017.

Note C: HARDWARE DEVELOPMENT COSTS

The Company incurred $3,148 and $17,395 for research and development costs for the years ended November 30, 2018 and 2017, respectively. These costs relate to hardware engineering, design and development of the Krankz™ and Krankz Maxx™ Bluetooth Wireless Headset and the Psyko Krypton® surround sound gaming headphones for personal computers.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2018
(Audited)

Note D: PREPAID EXPENSES

At November 30, 2018 and 2017, the balance of prepaid expenses on the balance sheet of the Company is $138,850 and $125,923, respectively, which primarily relates to a deposit on inventory not delivered and a prepayment of an annual fee for investor relations.

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

Note F: COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 26,697,109 and 26,216,646 shares issued and outstanding at November 30, 2018 and 2017, respectively.

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

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2018
(Audited)

Note F: COMMON STOCK (CONTINUED)

During the year ended November 30, 2018, the Company sold 971,556 shares of common stock for cash totaling $697,250. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing.

During the year ended November 30, 2018, the Company issued a total of 480,463 shares of common stock and increased the common stock payable by $357,250. The balance of common stock payable as of November 30, 2018 was $426,000.

Note G: STOCK OPTIONS AND WARRANTS

Stock-Based Compensation to Employees

The following is a summary of the status of all of the Company’s stock options issued to the Company’s management as of November 30, 2018 and 2017 and the changes from for the years ended November 30, 2018 and 2017.

	# of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding November 30, 2016	4,000,000	$ 0.25	-
Granted	-	$ -	-
Exercised	-	$ -	-
Cancelled	(4,000,000)	$ -	-
Outstanding at November 30, 2017	-	$ -	-
Granted	-	$ -	-
Exercised	-	$ -	-
Cancelled	-	$ -	-
Outstanding at November 30, 2018	-	$ -	-
Exercisable at November 30, 2018	-	$ -	-
Exercisable at November 30, 2017	-	$ -	-

Stock Warrants Issued to Investors

Prior to March 3, 2014, the Company issued 48,750 common stock warrants to Series A Preferred Stock purchasers in February and March 2014. All of the warrants expired in February and March 2017.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2018
(Audited)

Note G: STOCK OPTIONS AND WARRANTS (CONTINUED)

The following is a summary of the status of all of the Company’s stock warrants as of November 30, 2018 and 2017, and the changes for the years ended November 30, 2018 and 2017.

	# of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding November 30, 2016	1,099,224	$ 1.03	1.06
Granted	1,803,700	$ 1.04	1.49
Exercised	-	$ -	-
Cancelled	(48,750)	$ -	-
Outstanding at November 30, 2017	2,854,174	$ 1.02	1.22
Granted	1,943,112	$ 0.95	2.03
Exercised	-	$ -	-
Cancelled	-	$ -	-
Outstanding at November 30, 2018	4,797,286	$ 1.01	2.03
Exercisable at November 30, 2018	4,797,286	$ 1.01	2.03

Note H: PREFERRED STOCK

Issuances of Series A Convertible Preferred Stock

Since March 3, 2014, the Company has not offered or sold any Series A Convertible Preferred Stock and has no intent to do so during fiscal years ended November 30, 2018 and 2017.

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
November 30, 2018
(Audited)

Note H: PREFERRED STOCK (CONTINUED)

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

The estimated fair value of the Series A and Series B redeemable convertible preferred stock at November 30, 2018 was $163,361 and $1,725,191, respectively.

The estimated fair value of the Series A and Series B redeemable convertible preferred stock at November 30, 2017 was $148,736 and $1,576,930, respectively.

We incurred equity issuance costs of $0 and $914 for the years ended November 30, 2018 and 2017, respectively.  Rather than expense these costs, such items are charged against the Company’s equity. Our employees coordinate various matters associated with the sales of issuer securities to accredited investors.  Equity issuance costs include such wages. These costs also include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

Note I: RELATED PARTY TRANSACTIONS

Notes Payable to Officer

An officer received promissory notes from the Company in exchange for loans from the officer for $85,000. The terms of the notes provide that the Company shall repay the principal of each note in full within nine months of the date of each note. In addition, the Company is obligated to pay interest at a flat rate of 6.00% upon maturity of each note. At the sole discretion of the officer, the notes may be extended for an additional nine month term. The Officer agreed to extend the notes for an additional nine month period. The maturity dates after the extensions are reflected below. In November 2015, the Company made a $10,000 payment to an officer towards the entire principal of one note dated December, 2013. The Company made no payment towards $23,436 accrued interest.

Date of Each Note	Amount of Each Note	Accrued Interest through the Maturity Date	Maturity Date of Each Note
December 30, 2013	$ 25,000	$ 6,804	September 29, 2016
January 24, 2014	$ 50,000	$11,983	October 23, 2016

Compensation of Officers

The Company entered into officer compensation agreements with two officer/directors. The cash amount paid to the two officers in total was $140,250 and $83,900 during the years ended November 30, 2018 and 2017, respectfully.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
November 30, 2018
(Audited)

Note J: COMMITMENTS AND CONTINGENCIES

Royalty Payable Obligation

At January 1, 2015, the Company is obligated to pay minimum monthly royalties of approximately $80,000 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.   Royalty payable was $1,129,455 and $858,142 as of November 30, 2018 and 2017. For the years ended November 30, 2018 and 2017, royalty expense and the related gain on foreign currency transactions were $287,485 and $308,783, respectively.

Operating Lease Obligation

On September 5, 2017, the Company signed a three-year lease for its current office and warehouse, which shall expire on September 30, 2020. The typical monthly rent expense is $8,558, which includes base rent of $7,048 and common area maintenance of $1,510. The Company paid a security deposit of $8,558. Rent expense was $102,696 and $87,176 for the years ended November 30, 2018 and 2017, respectively.

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

Sponsorship Agreement

On July 13, 2018, the Company entered into a sponsorship agreement for headphones with Black Knight Sports and Entertainment, LLC (dba Vegas Golden Knights)(“BKSE”) for a period through June 2021. During the first NHL season, the Company was obligated to pay $230,000. For the second NHL season, the Company is obligated to pay $239,200 and for the third NHL season, the Company is obligated to pay $248,768. If the team does into playoffs there could be additional fees due.

Note K: SUBSEQUENT EVENTS

In December 2018 and January 2019, the Company sold 531,173 shares of common stock and 1,062,346 warrants in exchange for cash of $440,000.

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

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Jeffrey A. Weiland	President and Director	March 13, 2019
Jeffrey A. Weiland

/s/ Robert S. Amaral	Chief Executive Officer,	March 13, 2019
Robert S. Amaral	Treasurer and Director
(Principal Executive and Financial Officer