Form 10-Q
period 2019-02-28
Exeo Entertainment, Inc.
filed 2019-04-22
CIK 1528760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

As of the date of filing of this report, there were outstanding 27,829,742 shares of the issuer’s common stock, par value $0.0001 per share. There were also outstanding 19,500 Series A, and 244,190, Series B Preferred Shares of the issuers preferred stock, par value $0.0001 per share.

EXEO ENTERTAINMENT, INC.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended February 28, 2019 are not necessarily indicative of the results that can be expected for the year ending November 30, 2019.

EXEO ENTERTAINMENT, INC.
BALANCE SHEETS
(unaudited)	February 28,	November 30,
	2019	2018

ASSETS

Current Assets
Cash and cash equivalents	$220,720	$104,485
Inventory	38,306	39,456
Prepaid expenses	161,249	138,850
Accounts Receivable	186	186
Total current assets	420,461	282,977

Property and equipment, net	62,619	28,576

TOTAL ASSETS	$483,080	$311,553

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Liabilities
Current liabilities
Accounts payable and accrued expenses	$47,274	$44,111
Accrued interest payable - related party	24,582	23,436
Payroll liabilities	167,016	161,839
Due to related parties	75,000	75,000
Royalty payable	1,216,577	1,129,455
Notes payable	9,314	9,314
Total current liabilities	1,539,763	1,443,155

Long-term liabilities
Notes payable	8,400	10,851
Total long-term liabilities	8,400	10,851

Total Liabilities	1,548,163	1,454,006

Series A redeemable convertible preferred stock; $0.0001 par value,
1,000,000 shares authorized; 19,500 shares issued and outstanding; 0 shares unissued as of February 28, 2019 and November 30, 2018 (liquidation preference of $98,769 and $95,213, respectively). Stated at redemption value.	167,017	163,361
Series B redeemable convertible preferred stock; $0.0001 par value,
1,000,000 shares authorized; 244,190 and 246,690 shares issued and outstanding; 2,500 shares unissued as of February 28, 2019 and November 30, 2018 (liquidation preference of $836,731 and $799,853, respectively). Stated at redemption value, net of Treasury Stock (2,500 shares)	1,762,193	1,725,191

Stockholders' equity (deficit)
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares
authorized, 19,500 and 19,500 shares issued, respectively	-	-
Convertible Preferred Stock Series B - 12%, $0.0001 par value, 1,000,000 shares
authorized, 244,190 and 246,690 shares issued, respectively	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized;
27,449,098 and 26,697,109 shares issued and outstanding, respectively	2,745	2,670
Additional paid-in capital	5,681,403	5,135,475
Treasury stock, Series B Preferred Stock - 2,500 shares	(12,500)	(12,500)
Stock payable	320,000	426,000
Deficit accumulated	(8,985,941)	(8,582,650)
Total stockholders' deficit	(2,994,293)	(3,031,005)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT	$483,080	$311,553

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	February 28,
	2019	2018
REVENUES	$750	$2,765
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	(2,094)	(1,679)
GROSS PROFIT (LOSS)	(1,344)	1,086

OPERATING EXPENSES
General and administrative	291,526	163,802
Executive compensation	33,838	40,606
Professional fees	17,625	60,070
Depreciation	4,958	3,948
TOTAL OPERATING EXPENSES	347,947	268,426

LOSS FROM OPERATIONS	(349,291)	(267,340)

OTHER EXPENSE
Loss from foreign currency transactions	(12,046)	(7,273)
Interest expense - related party	(1,147)	(1,147)
Interest expense	(147)	(218)
TOTAL OTHER EXPENSES	(13,340)	(8,638)

NET LOSS	(362,631)	(275,978)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	(40,660)	(40,660)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(403,291)	$(316,638)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED
	27,326,799	25,610,503

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
(unaudited)

			Additional				Total
	Common Shares		Paid-In	Treasury	Stock	Deficit	Stockholders'
	Shares	Amount	Capital	Stock	Payable	Accumulated	Deficit
Balance, November 30, 2018	26,697,109	$2,670	$5,135,475	$(12,500)	$426,000	$(8,582,650)	$(3,031,005)

Cash received for sale of
common stock	170,997	17	132,483		307,500		440,000

Stock issued for
subscriptions payable	564,132	56	413,444		(413,500)		-

Stock issued for
conversion of preferred stock	16,860	2	1				3

Net loss for the three months ended
February 28, 2019						(403,291)	(403,291)

Balance, February 28, 2019	27,449,098	$2,745	$5,681,403	$(12,500)	$320,000	$(8,985,941)	$(2,994,293)

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
(unaudited)

			Additional				Total
	Common Shares		Paid-In	Treasury	Stock	Deficit	Stockholders'
	Shares	Amount	Capital	Stock	Payable	Accumulated	Deficit
Balance, November 30, 2017	26,216,646	$2,622	$4,795,523	$(12,500)	$68,750	$(7,374,123)	$(2,519,728)

Cash received for sale of
common stock					172,500		172,500

Net loss for the three months ended
February 28, 2018						(316,639)	(316,639)

Balance, February 28, 2018	26,216,646	$2,622	$4,795,523	$(12,500)	$241,250	$(7,690,762)	$(2,663,867)

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended
	February 28,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(362,631)	$(275,978)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,958	3,948
Changes in assets and liabilities
Decrease (Increase) in prepaid expenses	(22,399)	27,999
Decrease (Increase) in accounts receivable	-	(186)
Decrease (Increase) in inventory	1,150	5,028
(Decrease) Increase in accounts payable and accrued expenses	3,163	(12,771)
Decrease in accrued interest - related party	1,146	1,147
Increase in payroll liabilities	5,177	6,912
Increase in royalty payable	87,122	86,977
Net Cash Used in Operating Activities	(282,314)	(156,924)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(39,001)	-
Cash Flows Used in Investing Activities	(39,001)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	440,001	172,500
Payments on notes payable - auto loan (principal)	(2,451)	(2,381)
Cash Flows Provided by Financing Activities	437,550	170,119

Net increase in cash and cash equivalents	116,235	12,495

Cash and cash equivalents, beginning of the period	104,485	139,525

Cash and cash equivalents, end of the period	$220,720	$152,020

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Income Taxes Paid	$-	$ -
Dividend of redeemable preferred stock	$40,658	$40,660
Foreign currency loss	$12,046	$7,273

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
(Unaudited)
February 28, 2019

Note A: BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended November 30, 2018. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three-month period ended February 28, 2019 are not necessarily indicative of the results that may be expected for the year ending November 30, 2019.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
(Unaudited)
February 28, 2019

Note B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
The Company was incorporated in Nevada on May 12, 2011. The Company is based in Las Vegas, Nevada, and designs, develops, licenses, manufactures, and distributes its products. The Company plans to market the Krankz™ Headphones along with other cell phone accessories and other new peripheral products for the video gaming industry, including the Psyko Krypton™ surround sound gaming headphones.

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

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of February 28, 2019 and November 30, 2018 because of the relative short term nature of these instruments. At February 28, 2019 and November 30, 2018, the fair value of the Company’s debt approximates carrying value.

Foreign Currency Transactions
Transaction gains and losses, such as those resulting from the settlement of nonfunctional currency receivables or payables, are included in foreign currency gain (loss) in our statements of operations. Additionally, payable and receivable balances denominated in nonfunctional currencies are marked-to-market at month-end, and the gain or loss is recognized in our statements of operations.

Cash and Cash Equivalents
The Company considers cash on hand, cash in banks, certificates of deposit, time deposits, and U.S. government and other short-term securities with maturities of three months or less when purchased as cash and cash equivalents.

Inventory
Inventories are stated at cost, not to exceed fair market value. The cost of the Company’s inventory $38,306 and $39,456 at February 28, 2019 and November 30, 2018, respectively has been determined using the first-in first-out (FIFO) method. The Company has reviewed its inventory at the year ended November 30, 2018 and believes its basis for its reserve of $0 is appropriate as of February 28, 2019 based on the anticipated sales during the current year ended November 30, 2019.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
(Unaudited)
February 28, 2019

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

Impairment of Long-Lived Assets
The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. No impairments were recorded at February 28, 2019. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

Revenue Recognition
As of January 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The Company adopted the standard using the modified retrospective method and the adoption did not have a material impact on its financial statements.

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. For the three months ended February 28, 2019 and 2018, the Company recognized $750 and $2,765 in revenue, respectively.

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
February 28, 2019

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

Concentrations of Risk
The Company’s bank accounts are deposited in insured institutions. The maximum insured by the FDIC per bank account is not an issue here since the Company’s bank accounts do not bear any interest and the FDIC limits far exceed balances on deposit. The Company’s funds were held in a single account. At February 28, 2019, the Company’s bank balance did not exceed the insured amounts.

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

Liquidity and Going Concern
The Company has incurred an accumulated deficit of ($8,985,941) since inception. The Company incurred significant initial research and product development costs, including expenditures associated with hardware engineering and the design and development of its hardware components and prototypes associated with the Zaaz™ keyboard, the Extreme Gamer, and the Psyko Krypton™ surround sound gaming headphones. The Company also incurred costs associated with its acquisition of property, plant and equipment for its 10,000 square foot office and warehouse.

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
February 28, 2019

Note B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Subsequent Events
In accordance with ASC 855-10, the Company has analyzed its operations subsequent to February 28, 2019 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow except as noted below.

In February 2016, the FASB issued authoritative guidance, which is included in ASC 842, “Leases.” This guidance requires lessees to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability. This guidance is effective for the Company as of March 1, 2019. Based on the completed analysis, the Company has determined the adjustment will not have a material impact on the financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. This guidance is effective for the Company as of March 1, 2019. Based on the completed analysis, the Company has determined the adjustment will not have a material impact on the financial statements.

Note C: COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 27,449,098 and 26,697,109 shares issued and outstanding at February 28, 2019 and November 30, 2018, respectively.

During the three months ended February 28, 2019, the Company sold 534,152 shares of common stock for cash totaling $440,000. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. The stock was subscribed for; however, the certificates representing the shares were not issued as of February 28, 2019 and, resultantly, are considered owed as a common stock payable of $307,500. The shares were issued subsequently and discussed in Note F.

Note D: PREFERRED STOCK

Issuances of Series A Convertible Preferred Stock

Since March 3, 2014, the Company has not offered or sold any Series A Convertible Preferred Stock and has no intent to do so during fiscal years ended November 30, 2019.

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

During the three months ended February 28, 2019, there were no new issuances of Series B Preferred Stock. However, there was a total of 2,500 shares of Series B Preferred Stock converted into 16,860 shares of common stock.

All shares of redeemable convertible preferred stock have been presented outside of permanent equity in accordance with ASC 48-10, Classification and Measurement of Redeemable Securities. The Company accretes the carrying value of its Series A and B redeemable convertible preferred stock to its estimate of fair value (i.e. redemption value) at period end.

The estimated fair value of the Series A and Series B redeemable convertible preferred stock at February 28, 2019 was $167,017 and $1,762,193, respectively.

The estimated fair value of the Series A and Series B redeemable convertible preferred stock at November 30, 2018 was $163,361 and $1,725,191, respectively.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
(Unaudited)
February 28, 2019

Note E: COMMITMENTS AND CONTINGENCIES

Royalty Payable Obligation

At January 1, 2015, the Company is obligated to pay approximate royalties of $80,000 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract. The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars. Royalty payable was $1,216,577 as of February 28, 2019. For the three months ended February 28, 2019 and 2018, royalty expense was $75,078 and $79,703, respectively, and the related gain/(loss) on foreign currency transactions was ($12,046) and ($7,273), respectively.

Operating Lease Obligation

On September 30, 2017, the Company signed a renewed three-year lease for its current office and warehouse. The typical monthly rent expense is $8,558, which includes base rent of $7,048 and common area maintenance of $1,510. Rent expense was $25,874 and $25,674 for the three months ended February 28, 2019 and 2018, respectively.

Note F: SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report except for the disclosure below.

On March 5, 2019, the Company issued 363,155 shares of common stock and reduced the common stock payable by $307,500.

On April 5, 2019, the Company issued 17,489 shares of common stock in exchange for the conversion of 2,500 shares of Series B preferred stock.

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
Expand SKUs within the headphone market for both music and gaming

Activities to date

We incorporated in the state of Nevada on May 12, 2011. For the three months ended February 28, 2019, we generated $750 in revenues and continue to operate at a loss. Our activities have centered on the design and engineering of peripherals in the video gaming, music, and smart TV sector.

Products and Services

Products under development include the Psyko™ 5.1 surround sound gaming headphones for consoles, Krankz™ MAXX Bluetooth™ wireless headphones.

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

Subsidiaries

We do not have any subsidiaries.

MANAGEMENT’S DISCUSSION AND ANALYSIS

COMPARISON OF THREE MONTH RESULTS FOR THE QUARTERS ENDED FEBRUARY 28, 2019 AND 2018, RESPECTIVELY

Revenues and Gross Profit

For the three months ended February 28, 2019 and 2018, the Company recognized $750 and $2,765 in revenue, respectively.   Cost of sales for the quarter ended February 28, 2019 was $2,094, leading to a gross loss of $1,344 during the period. In the comparable quarter ended February 28, 2018, cost of sales was $1,679, resulting in a gross profit of $1,086.

Costs and Expenses

Total cost and expenses were $347,947 and $268,426 for the three months ended February 28, 2019 and 2018, respectively. The increase was primarily due to sponsorship fees with Vegas Golden Knights.

Other Income and Expenses

During the course of our business, we experienced a loss from foreign currency transactions of $12,046 in the three month period ended February 28, 2019, compared to a loss of $7,273 in the comparable period ended February 28, 2018. These gains/losses are associated with currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Interest expense associated with obligations to related parties was $1,147 and $1,147 in the three month periods ended February 28, 2019 and 2018, respectively.

Interest expense associated with non-related party obligations was $147 and $218 in the three month periods ended February 28, 2019 and 2018, respectively.

Liquidity and Capital Resources

Other than what is described in this Report, the Company had no material commitments for capital expenditures at February 28, 2019.

On May 25, 2011, Exeo Entertainment, Inc. entered into an exclusive license agreement with Digital Extreme Technologies, Inc. whereby Exeo Entertainment, Inc. will manufacture and market the Extreme Gamer and Zaaz keyboard. Exeo Entertainment, Inc. will pay Digital Extreme Technologies, Inc. a 5% royalty fee on gross sales of both products.

Unless the Royalty Agreement is modified by Psyko Audio Labs Canada and the Company, at January 1, 2016, the Company is obligated to pay approximate royalties of $80,000 (CDN $100,000) per quarter for the remaining term of the contract. No such modification has been made as of the date of this report. The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars. For the three months ended February 28, 2019 and 2018, the Company made no payments towards this obligation and no royalty invoices have been received from Psyko Audio Labs. Royalty payable was $1,216,577 as of February 28, 2019. For the three months ended February 28, 2019 and 2018, respectively, royalty expense was $75,078 and $79,703, respectively and related gain/(loss) on foreign currency transactions was ($12,046) and ($7,273), respectively.

The Company has an office and warehouse rental lease obligation through September 30, 2020, which equals $162,602 as of February 28, 2019. The monthly minimum rental payment is $8,558. Rent expense was $25,874 and $25,674 for the three months ended February 28, 2019, respectively.

Cash Flow Information

On February 28, 2019, the Company had negative working capital of approximately $(1,119,302). On November 30, 2018, the Company had negative working capital of approximately $(1,106,178). The increase in negative working capital of $40,876 primarily relates to an increase in royalty payable in the amount of $87,122 and increase in prepaid expenses of $22,399 during the three months ending February 28, 2019.

The Company is attempting to commence significant operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The Company had cash and cash equivalents of approximately $220,720 and $104,485 at February 28, 2019 and November 30, 2018, respectively. This represents an increase in cash of $116,235.

Cash used in Operating Activities
The Company used approximately $282,314 of cash for operating activities in the three months ended February 28, 2019 as compared to using $156,924 of cash for operating activities in the three months ended February 28, 2018. This increase in cash used in operating activities, is primarily attributed to increase in net loss.

Cash used in Investing Activities
The Company used approximately $39,001 of cash for investing activities in the three months ended February 28, 2019 as compared to using $0 of cash for operating activities in the three months ended February 28, 2018. This increase in cash used in investing activities, is primarily attributed to increase equipment purchased.

Cash Provided by Financing Activities
Financing activities in the three months ended February 28, 2019 provided $437,550 of cash as compared to providing $170,119 of cash in the three months ended February 28, 2018. The difference is attributable to an increase in cash receipts from sales of the Company’s common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the management evaluation, we concluded that our disclosure controls and procedures may not be effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In the 1st Quarter, 2019, management is in the process of determining how to most effectively improve our disclosure controls and procedures.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting may not be effective as of February 28, 2019. Other than our two officers, we have no employees or contractors that have the authority to implement any changes in our internal control or financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended February 28, 2019, the Company sold 534,152 shares of common stock for cash totaling $440,000. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. The stock was subscribed for; however, the certificates representing the shares were not issued as of February 28, 2019 and, resultantly, are considered owed as a common stock payable of $307,500.

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

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Jeffrey A. Weiland	President and Director	April 22, 2019
Jeffrey A. Weiland

/s/ Robert S. Amaral	Chief Executive Officer,	April 22, 2019
Robert S. Amaral	Treasurer and Director
(Principal Executive and Financial Officer)