Form 10-Q
period 2019-05-31
Exeo Entertainment, Inc.
filed 2019-07-22
CIK 1528760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

As of the date of filing of this report, there were outstanding 28,562,515 shares of the issuer’s common stock, par value $0.0001 per share. There were also outstanding 19,500 Series A, and 241,690, Series B Preferred Shares of the issuers preferred stock, par value $0.0001 per share.

EXEO ENTERTAINMENT, INC.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended May 31, 2019 are not necessarily indicative of the results that can be expected for the year ending November 30, 2019.

EXEO ENTERTAINMENT, INC.
BALANCE SHEETS
	May 31,	November 30,
	2019	2018
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$191,612	$104,485
Inventory	68,914	39,456
Prepaid expenses	138,488	138,850
Accounts Receivable	124,086	186
Total current assets	523,100	282,977

Right of use assets	180,557	-
Property and equipment, net	57,677	28,576

TOTAL ASSETS	$761,334	$311,553

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Liabilities
Current liabilities
Accounts payable and accrued expenses	$37,396	$44,111
Accrued interest payable - related party	25,754	23,436
Payroll liabilities	174,264	161,839
Due to related parties	75,000	75,000
Royalty payable	1,257,413	1,129,455
Notes payable	9,314	9,314
Operating lease liabilities - current portion	126,546	-
Total current liabilities	1,705,687	1,443,155

Long-term liabilities
Notes payable	5,928	10,851
Operating lease liabilities	49,985	-
Total long-term liabilities	55,913	10,851

Total Liabilities	1,761,600	1,454,006

Commitments and Contingencies – Note D

Series A redeemable convertible preferred stock; $0.0001 par value,
1,000,000 shares authorized; 19,500 shares issued and outstanding; 0 shares unissued as of May 31, 2019 and November 30, 2018 (liquidation preference of $102,425 and $95,213, respectively). Stated at redemption value.	170,673	163,361
Series B redeemable convertible preferred stock; $0.0001 par value,
1,000,000 shares authorized; 241,690 and 246,690 shares issued and outstanding; 2,500 shares unissued as of May 31, 2019 and November 30, 2018 (liquidation preference of $873,860 and $799,853, respectively). Stated at redemption value, net of Treasury Stock (2,500 shares)	1,799,194	1,725,191

Stockholders' equity (deficit)
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares
authorized, 19,500 and 19,500 shares issued, respectively	-	-
Convertible Preferred Stock Series B - 12%, $0.0001 par value, 1,000,000 shares
authorized, 244,190 and 246,690 shares issued, respectively	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized;
27,829,742 and 26,697,109 shares issued and outstanding, respectively	2,783	2,670
Additional paid-in capital	5,987,667	5,135,475
Treasury stock, Series B Preferred Stock - 2,500 shares	(12,500)	(12,500)
Stock payable	288,485	426,000
Deficit accumulated	(9,236,568)	(8,582,650)
Total stockholders' deficit	(2,970,133)	(3,031,005)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT	$761,334	$311,553

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the six months ended
	May 31,		May 31,
	2019	2018	2019	2018
REVENUES	$125,062	$1,162	$125,812	$3,927
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	(69,300)	(20)	(71,394)	(1,699)
GROSS PROFIT	55,762	1,142	54,418	2,228

OPERATING EXPENSES
General and administrative	228,720	161,883	520,246	325,685
Executive compensation	47,374	37,087	81,212	77,693
Professional fees	23,923	43,385	41,548	103,455
Depreciation	2,641	3,560	7,599	7,508
TOTAL OPERATING EXPENSES	302,658	245,915	650,605	514,341

LOSS FROM OPERATIONS	(246,896)	(244,773)	(596,187)	(512,113)

OTHER INCOME (EXPENSE)
Loss from foreign currency transactions	33,789	12,476	21,743	5,203
Interest expense - related party	(1,171)	(1,171)	(2,318)	(2,318)
Interest expense	(127)	(196)	(274)	(414)
TOTAL OTHER INCOME (EXPENSES)	32,491	11,109	19,151	2,471

NET LOSS	(214,405)	(233,664)	(577,036)	(509,642)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	(40,660)	(40,660)	(81,320)	(81,320)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(255,065)	$(274,324)	$(658,356)	$(590,962)

NET LOSS PER SHARE: BASIC	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC
	27,807,299	26,289,685	27,569,689	26,289,685
The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
(unaudited)

			Additional				Total
	Common Shares		Paid-In	Treasury	Stock	Deficit	Stockholders'
	Shares	Amount	Capital	Stock	Payable	Accumulated	Deficit

Balance, November 30, 2018	26,697,109	$2,670	$5,135,475	$(12,500)	$426,000	$(8,582,650)	$(3,031,005)

Cash received for sale of
common stock	170,997	17	132,483		307,500		440,000

Stock issued for
subscriptions payable	564,132	56	413,444		(413,500)		-

Stock issued for
conversion of preferred stock	16,860	2	1				3

Net loss for the three months ended
February 28, 2019						(403,291)	(403,291)

Balance, February 28, 2019	27,449,098	$2,745	$5,681,403	$(12,500)	$320,000	$(8,985,941)	$(2,994,293)

Adoption of lease accounting						4,438	4,438

Stock issued for
subscriptions payable	363,155	36	306,263		(307,500)		(1,201)

Stock issued for
conversion of preferred stock	17,489	2	1				3

Cash received for
warrant exercises					275,985		275,985

Net loss for the three months ended
May 31, 2019						(255,065)	(255,065)

Balance, May 31, 2019	27,829,742	$2,783	$5,987,667	$(12,500)	$288,485	$(9,236,568)	$(2,970,133)

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
(unaudited)

			Additional				Total
	Common Shares		Paid-In	Treasury	Stock	Deficit	Stockholders'
	Shares	Amount	Capital	Stock	Payable	Accumulated	Deficit
Balance, November 30, 2017	26,216,646	$2,622	$4,795,523	$(12,500)	$68,750	$(7,374,123)	$(2,519,728)

Cash received for sale of
common stock					172,500		172,500

Net loss for the three months ended
February 28, 2018						(316,639)	(316,639)

Balance, February 28, 2018	26,216,646	$2,622	$4,795,523	$(12,500)	$241,250	$(7,690,762)	$(2,663,867)

Cash received for sale of
common stock					43,750		43,750

Net loss for the three months ended
May 31, 2018						(274,326)	(274,326)

Balance, May 31, 2018	26,216,646	$2,622	$4,795,523	$(12,500)	$285,000	$(7,965,088)	$(2,894,443)

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended
	May 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(577,036)	$(509,642)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	7,599	7,508
Non cash lease expense	2,708	-
Changes in assets and liabilities
Decrease (Increase) in prepaid expenses	362	68,332
Decrease (Increase) in accounts receivable	(123,900)	(186)
Decrease (Increase) in inventory	(29,458)	4,277
(Decrease) Increase in accounts payable and accrued expenses	(6,715)	(5,865)
Decrease in accrued interest - related party	2,318	2,319
Increase in payroll liabilities	12,425	11,886
Increase in royalty payable	127,958	152,110
Net Cash Used in Operating Activities	(583,739)	(269,261)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(39,001)	-
Cash Flows Used in Investing Activities	(39,001)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	714,790	216,250
Payments on notes payable - auto loan (principal)	(4,923)	(4,783)
Cash Flows Provided by Financing Activities	709,867	211,467

Net increase in cash and cash equivalents	87,127	(57,794)

Cash and cash equivalents, beginning of the period	104,485	139,525

Cash and cash equivalents, end of the period	$191,612	$81,731

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Dividend of redeemable preferred stock	$81,320	$81,320

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
(Unaudited)
May 31, 2019

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

Operating results for the three-month and six-month period ended May 31, 2019 are not necessarily indicative of the results that may be expected for the year ending November 30, 2019.

As of May 31, 2019, the Company has cumulative losses totaling $9,236,568 and negative working capital of $1,182,587. The Company incurred a net loss of $577,036 for the six months ended May 31, 2019. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
(Unaudited)
May 31, 2019

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

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of May 31, 2019 and November 30, 2018 because of the relative short term nature of these instruments. At May 31, 2019 and November 30, 2018, the fair value of the Company’s debt approximates carrying value.

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

Inventory
Inventories are stated at cost, not to exceed fair market value. The cost of the Company’s inventory $68,914 and $39,456 at May 31, 2019 and November 30, 2018, respectively has been determined using the first-in first-out (FIFO) method.

Accounts Receivable
Accounts receivable are stated at the amount the Company expects to collect from outstanding balances and do not bear interest. The Company provides for probable uncollectible amounts through an allowance for doubtful accounts, if an allowance is deemed necessary. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. On a periodic basis, management evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts based on its assessment of the current and collectible status of individual accounts with past due balances over 90 days. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

As of May 31, 2019, the Company had accounts receivable of approximately 99.85% from one customer.

Allowance for Uncollectible Accounts
The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at May 31, 2019 and November 30, 2018.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
(Unaudited)
May 31, 2019

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

Impairment of Long-Lived Assets
The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. No impairments were recorded at May 31, 2019. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

Revenue Recognition
The Company recognizes revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which consists of five steps to evaluating contracts with customers for revenue recognition: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

Revenue recognition occurs at the time we satisfy a performance obligation to our customers, when control transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance.

For the six months ended May 31, 2019 and 2018, the Company recognized $125,812 and $3,927 in revenue, respectively. During the six months ended May 31, 2019, one customer accounted for approximate 98.48% of the revenue.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
(Unaudited)
May 31, 2019

Note B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Stock-Based Compensation
The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

Concentrations of Risk
The Company’s bank accounts are deposited in insured institutions. The maximum insured by the FDIC per bank account is not an issue here since the Company’s bank accounts do not bear any interest and the FDIC limits far exceed balances on deposit. The Company’s funds were held in a single account. At May 31, 2019, the Company’s bank balance did not exceed the insured amounts.

The Company had one major customer that generated approximately 98.48% of the total revenue for the six months ended May 31, 2019.

The Company has one major customer that comprised of approximately 99.85% of the total accounts receivable as of May 31, 2019.

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

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
(Unaudited)
May 31, 2019

Note B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Liquidity and Going Concern
The Company has incurred an accumulated deficit of $9,236,568 since inception. The Company incurred significant initial research and product development costs, including expenditures associated with hardware engineering and the design and development of its hardware components and prototypes associated with the Zaaz™ keyboard, the Extreme Gamer, and the Psyko Krypton™ surround sound gaming headphones. The Company also incurred costs associated with its acquisition of property, plant and equipment for its 10,000 square foot office and warehouse.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity's leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted. In July 2018, the FASB approved an amendment to the new guidance that allows companies the option of using the effective date of the new standard as the initial application (at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period) and to recognize the effects of applying the new ASU as a cumulative effect adjustment to the opening balance sheet or retained earnings.

The Company adopted this accounting standard at the beginning of the second quarter of fiscal 2019 using the new transition election to not restate comparative periods. The Company elected the package of practical expedients upon adoption, which permits the Company to not reassess under the new standard the Company's prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to separate lease and non-lease components for all real estate leases and did not elect the hindsight practical expedient. Lastly, the Company elected the short-term lease exception policy, permitting it to exclude the recognition requirements of this standard from leases with initial terms of 12 months or less. Upon adoption, the Company recognized right of use assets of approximately $209,000 and operating lease liabilities of approximately $204,000 on its consolidated balance sheet. In addition, upon adoption deferred rent and various lease incentives which were recorded as of March 1, 2019 were reclassified as a component of the right-of-use assets. Upon adoption, the Company recognized a cumulative adjustment decreasing opening retained earnings by approximately $4,000 due to the impairment of certain right-of-use assets. The adoption of the new standard did not have a material impact on the consolidated statements of operations or cash flows.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
(Unaudited)
May 31, 2019

Note C: COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 27,829,742 and 26,697,109 shares issued and outstanding at May 31, 2019 and November 30, 2018, respectively.

During the three months ended February 28, 2019, the Company sold 534,152 shares of common stock for cash totaling $440,000. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. The stock was subscribed for; however, the certificates representing the shares were not issued as of February 28, 2019 and, resultantly, are considered owed as a common stock payable of $307,500. The shares were issued during the three months ended May 31, 2019.

During the three months ended February 28, 2019, the Company issued 16,860 shares of common stock for the conversion of 2,500 shares of Series B Preferred Stock.

During the three months ended May 31, 2019, the Company received $275,985 for the exercise of warrants. The stock was subscribed for; however, the certificates representing the shares were not issued as of May 31, 2019 and, resultantly, are considered owed as a common stock payable of $275,985. The shares were issued during July 2019.

During the three months ended May 31, 2019, the Company issued 17,489 shares of common stock for the conversion of 2,500 shares of Series B Preferred Stock.

Note D: COMMITMENTS AND CONTINGENCIES

Royalty Payable Obligation

At January 1, 2015, the Company is obligated to pay minimum monthly royalties of approximately $80,000 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.  Royalty payable was $1,257,413 as of May 31, 2019. For the six months ended May 31, 2019 and 2018, royalty expense and the related gain/(loss) on foreign currency transactions were $21,743 and $5,203, respectively.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
(Unaudited)
May 31, 2019

Note E: LEASES

In the first quarter of fiscal 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” and related amendments.

The Company leases certain property consisting principally of its corporate headquarters, its retail stores, the majority of its distribution and fulfillment centers, and certain equipment under operating leases. Many of the Company’s leases include options to renew at the Company’s discretion. The renewal options are not included in the measurement of right-of-use (“ROU”) assets and lease liabilities as the Company is not reasonably certain to exercise available options. Rent escalations occurring during the term of the leases are included in the calculation of the future minimum lease payments and the rent expense related to these leases is recognized on a straight-line basis over the lease term.

The Company determines whether an agreement contains a lease at inception based on the Company’s right to obtain substantially all of the economic benefits from the use of the identified asset and its right to direct the use of the identified asset. Lease liabilities represent the present value of future lease payments and the ROU assets represent the Company’s right to use the underlying assets for the respective lease terms. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The ROU asset is further adjusted to account for previously recorded lease-related expenses such as deferred rent and other lease liabilities. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate as the discount rate to calculate the present value of lease payments. The incremental borrowing rate represents an estimate of the interest rate that would be required to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

The Company elected not to recognize a ROU asset and a lease liability for leases with an initial term of twelve months or less and not to separate lease and non-lease components. In addition to minimum lease payments, certain leases require payment of a proportionate share of real estate taxes and certain building operating expenses or payments based on a percentage of sales in excess of a specified base. These variable lease costs are not included in the measurement of the ROU asset or lease liability due to unpredictability of the payment amount and are recorded as a lease expense in the period incurred. The Company’s lease agreements do not contain residual value guarantees or significant restrictions or covenants other than those customary in such arrangements. As of June 1, 2019, the Company did not have material leases that had been signed but not yet commenced.

The components of lease cost are as follows:

For the three months ended May 31, 2019
Operating lease cost	$2,717
Total lease cost	$2,717

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
(Unaudited)
May 31, 2019

Note E: LEASES (CONTINUED)

The following table discloses the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of May 31, 2019:

For the three months ended May 31, 2019
Remaining lease term – operating leases (years)	1.83
Incremental borrowing rate	5.57%

As of May 31, 2019, the Company had the following future minimum operating lease payments:

Fiscal Year	For the three months ended May 31, 2019
2019 (remaining)	$61,479
2020	106,728
2021	14,049
Total lease payments	182,256
Less: interest	5,725
Total lease obligation	$176,531

Note F: SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report except for the disclosure below.

On July 3, 2019, the Company issued 732,773 shares of common stock to various investors. Of the total 551,969 shares were issued for the exercised warrants during the quarter ended May 31, 2019 and 74,200 shares were issued for the exercised warrants during the month ended June 30, 2019. Additionally, 106,604 shares were issued for the sale of common stock for cash received in June 2019.

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
Expand SKUs within the headphone market for both music and gaming

 Activities to date

We incorporated in the state of Nevada on May 12, 2011. For the six months ended May 31, 2019, we generated $125,812 in revenues and continue to operate at a loss. Our activities have centered on the design and engineering of peripherals in the video gaming, music, and smart TV sector.

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

Subsidiaries

We do not have any subsidiaries.

MANAGEMENT’S DISCUSSION AND ANALYSIS

COMPARISON OF THREE MONTH RESULTS FOR THE QUARTERS ENDED MAY 31, 2019 AND 2018, RESPECTIVELY

Revenues and Gross Profit

For the three months ended May 31, 2019 and 2018, the Company recognized $125,062 and $1,162 in revenue, respectively.   Cost of sales for the quarter ended May 31, 2019 was $69,300, leading to a gross profit of $55,762 during the period. In the comparable quarter ended May 31, 2018, cost of sales was $20, resulting in a gross profit of $1,142.

Operating Expenses

Operating expenses were $302,658 and $245,915 for the three months ended May 31, 2019 and 2018, respectively. The increase was primarily due to promotional and sponsorship fees and a slight increase in executive compensation.

Other Income and Expenses

During the course of our business, we experienced a loss from foreign currency transactions of $33,789 in the three month period ended May 31, 2019, compared to a loss of $12,476 in the comparable period ended May 31, 2018. These gains/losses are associated with currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Interest expense associated with obligations to related parties was $1,171 and $1,171 in the three month periods ended May 31, 2019 and 2018, respectively.

Interest expense associated with non-related party obligations was $127 and $196 in the three month periods ended May 31, 2019 and 2018, respectively.

COMPARISON OF SIX MONTH RESULTS FOR THE PERIODS ENDED MAY 31, 2019 AND 2018, RESPECTIVELY

Revenues and Gross Profit

For the six months ended May 31, 2019 and 2018, the Company recognized $125,812 and $3,927 in revenue, respectively.   Cost of sales for the period ended May 31, 2019 was $71,394, leading to a gross profit of $54,418 during the period. In the comparable quarter ended May 31, 2018, cost of sales was $1,699, resulting in a gross profit of $2,228.

Operating Expenses

Operating expenses were $650,605 and $514,341 for the six months ended May 31, 2019 and 2018, respectively. The increase was primarily due to promotional and sponsorship fees.

Other Income and Expenses

During the course of our business, we experienced a gain from foreign currency transactions of $21,743 in the six month period ended May 31, 2019, compared to a gain of $5,203 in the comparable period ended May 31, 2018. These gains/losses are associated with currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Interest expense associated with obligations to related parties was $2,318 and $2,318 in the six month periods ended May 31, 2019 and 2018, respectively.

Interest expense associated with non-related party obligations was $274 and $414 in the six month periods ended May 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Other than what is described in this Report, the Company had no material commitments for capital expenditures at May 31, 2019.

On May 25, 2011, Exeo Entertainment, Inc. entered into an exclusive license agreement with Digital Extreme Technologies, Inc. whereby Exeo Entertainment, Inc. will manufacture and market the Extreme Gamer and Zaaz keyboard. Exeo Entertainment, Inc. will pay Digital Extreme Technologies, Inc. a 5% royalty fee on gross sales of both products.

Unless the Royalty Agreement is modified by Psyko Audio Labs Canada and the Company, at January 1, 2016, the Company is obligated to pay minimum monthly royalties of $80,000 (CDN $100,000) per quarter for the remaining term of the contract.  No such modification has been made as of the date of this report. The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars. For the six months ended May 31, 2019 and 2018, the Company made no payments towards this obligation and no royalty invoices have been received from Psyko Audio Labs. Royalty payable was $1,257,413 as of May 31, 2019. For the six months ended May 31, 2019 and 2018, respectively, royalty expense and related gain/(loss) on foreign currency transactions was $21,743 and $5,203, respectively.

The Company has an office and warehouse rental lease obligation through September 30, 2020, which equals $142,920 as of May 31, 2019. The monthly minimum rental payment is $8,769. Rent expense was $56,111 and $59,906 for the six months ended February 28, 2019, respectively.

Cash Flow Information

On May 31, 2019, the Company had working capital of approximately $(1,182,587). On November 30, 2018, the Company had working capital of approximately $(1,106,178). The decrease in working capital of $22,409 primarily relates to an increase in royalty payable in the amount of $127,958 during the six months ending May 31, 2019. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

The Company had cash and cash equivalents of approximately $191,612 and $104,485 at May 31, 2019 and November 30, 2018, respectively. This represents an increase in cash of $87,127.

Cash used in Operating Activities
The Company used approximately $583,739 of cash for operating activities in the six months ended May 31, 2019 as compared to using $269,261 of cash for operating activities in the six months ended May 31, 2018. This increase in cash used in operating activities, is primarily attributed to increase in net loss, accounts receivable and inventory.

Cash used in Investing Activities
The Company used approximately $39,001 of cash for investing activities in the six months ended May 31, 2019 as compared to using $0 of cash for operating activities in the six months ended May 31, 2018. This increase in cash used in investing activities, is primarily attributed to increase equipment purchased.

Cash Provided by Financing Activities
Financing activities in the six months ended May 31, 2019 provided $709,867 of cash as compared to providing $211,467 of cash in the six months ended May 31, 2018. The difference is attributable to an increase in cash receipts from sales of the Company’s common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the management evaluation, we concluded that our disclosure controls and procedures may not be effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In the 2nd Quarter, 2019, management is in the process of determining how to most effectively improve our disclosure controls and procedures.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting may not be effective as of May 31, 2019. Other than our two officers, we have no employees or contractors that have the authority to implement any changes in our internal control or financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended February 28, 2019, the Company sold 534,152 shares of common stock for cash totaling $440,000. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. The stock was subscribed for; however, the certificates representing the shares were not issued as of February 28, 2019 and, resultantly, are considered owed as a common stock payable of $307,500. The shares were issued during the three months ended May 31, 2019.

During the three months ended February 28, 2019, the Company issued 16,860 shares of common stock for the conversion of 2,500 shares of Series B Preferred Stock.

During the three months ended May 31, 2019, the Company received $275,985 for the exercise of warrants. The stock was subscribed for; however, the certificates representing the shares were not issued as of May 31, 2019 and, resultantly, are considered owed as a common stock payable of $275,985. The shares were issued during July 2019.

During the three months ended May 31, 2019, the Company issued 17,489 shares of common stock for the conversion of 2,500 shares of Series B Preferred Stock.

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

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Jeffrey A. Weiland	President and Director	July 18, 2019
Jeffrey A. Weiland

/s/ Robert S. Amaral	Chief Executive Officer,	July 18, 2019
Robert S. Amaral	Treasurer and Director
(Principal Executive and Financial Officer)