Form 10-Q
period 2019-08-31
Exeo Entertainment, Inc.
filed 2019-10-15
CIK 1528760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

(702) 361-3188
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☐ No ☒

As of the date of filing of this report, there were outstanding 28,737,373 shares of the issuer’s common stock, par value $0.0001 per share. There were also outstanding 19,500 Series A, and 244,190, Series B Preferred Shares of the issuers preferred stock, par value $0.0001 per share.

EXEO ENTERTAINMENT, INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended August 31, 2019 are not necessarily indicative of the results that can be expected for the year ending November 30, 2019.

EXEO ENTERTAINMENT, INC.

BALANCE SHEETS

	August 31,	November 30,
	2019	2018
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$195,735	$104,485
Inventory	321,068	39,456
Prepaid expenses	85,358	138,850
Accounts Receivable	2,326	186
Total current assets	604,487	282,977

Right of use assets	151,947	-
Property and equipment, net	48,985	28,576

TOTAL ASSETS	$805,419	$311,553

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current liabilities
Accounts payable and accrued expenses	$78,047	$44,111
Accrued interest payable - related party	26,925	23,436
Payroll liabilities	179,400	161,839
Due to related parties	75,000	75,000
Royalty payable	1,352,897	1,129,455
Notes payable	9,314	9,314
Operating lease liabilities - current portion	126,546	-
Total current liabilities	1,848,129	1,443,155

Long-term liabilities
Notes payable	3,440	10,851
Operating lease liabilities	25,401	-
Total long-term liabilities	28,841	10,851

Commitments and Contingencies - Note D

Total Liabilities	1,876,970	1,454,006

Series A redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 19,500 shares issued and outstanding; 0 shares unissued as of August 31, 2019 and November 30, 2018 (liquidation preference of $106,082 and $95,213, respectively). Stated at redemption value.	174,329	163,361
Series B redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 241,690 and 246,690 shares issued and outstanding; 2,500 shares unissued as of August 31, 2019 and November 30, 2018 (liquidation preference of $911,113 and $799,853, respectively). Stated at redemption value, net of Treasury Stock (2,500 shares)	1,836,198	1,725,191

Stockholders’ equity (deficit)
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares authorized, 19,500 and 19,500 shares issued, respectively	-	-
Convertible Preferred Stock Series B - 12%, $0.0001 par value, 1,000,000 shares authorized, 244,190 and 244,190 shares issued, respectively	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized; 28,737,373 and 26,697,109 shares issued and outstanding, respectively	2,874	2,670
Additional paid-in capital	6,521,131	5,135,475
Treasury stock, Series B Preferred Stock - 2,500 shares	(12,500)	(12,500)
Stock payable	12,500	426,000
Deficit accumulated	(9,606,083)	(8,582,650)
Total stockholders’ equity (deficit)	(3,082,078)	(3,031,005)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$805,419	$311,553

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the nine months ended
	August 31,		August 31,
	2019	2018	2019	2018
REVENUES	$11,678	$591	$137,490	$4,518
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	(16,701)	(1,583)	(88,095)	(3,282)
GROSS PROFIT (LOSS)	(5,023)	(992)	49,395	1,236

OPERATING EXPENSES
General and administrative	241,641	166,578	761,887	492,263
Executive compensation	40,068	37,087	121,280	114,780
Professional fees	10,010	46,973	51,558	150,428
Depreciation	10,992	3,131	18,591	10,639
TOTAL OPERATING EXPENSES	302,711	253,769	953,316	768,110

(LOSS) FROM OPERATIONS	(307,734)	(254,761)	(903,921)	(766,874)

OTHER INCOME (EXPENSE)
Income (loss) from foreign currency transactions	(19,842)	10,971	1,901	16,174
Interest expense - related party	(1,172)	(1,172)	(3,490)	(3,490)
Interest expense	(110)	(181)	(384)	(595)
TOTAL OTHER INCOME (EXPENSES)	(21,124)	9,618	(1,973)	12,089

NET LOSS	(328,858)	(245,143)	(905,894)	(754,785)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	(40,660)	(40,660)	(121,980)	(122,226)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(369,518)	$(285,803)	$(1,027,874)	$(877,011)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	28,328,102	26,379,114	27,824,339	26,556,029

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
(unaudited)

			Additional				Total
	Common Shares		Paid-In	Treasury	Stock	Deficit	Stockholders’
	Shares	Amount	Capital	Stock	Payable	Accumulated	Deficit

Balance, November 30, 2018	26,697,109	$2,670	$5,135,475	$(12,500)	$426,000	$(8,582,650)	$(3,031,005)

Cash received for sale of common stock	170,997	17	132,483		307,500		440,000

Stock issued for subscriptions payable	564,132	56	413,444		(413,500)		-

Stock issued for conversion of preferred stock	16,860	2	1				3

Net loss for the three months ended February 28, 2019						(403,291)	(403,291)

Balance, February 28, 2019	27,449,098	$2,745	$5,681,403	$(12,500)	$320,000	$(8,985,941)	$(2,994,293)

Adoption of lease accounting						4,438	4,438

Stock issued for subscriptions payable	363,155	36	306,263		(307,500)		(1,201)

Stock issued for conversion of preferred stock	17,489	2	1				3

Cash received for warrant exercises					275,985		275,985

Net loss for the three months ended May 31, 2019						(255,062)	(255,062)

Balance, May 31, 2019	27,829,742	$2,783	$5,987,667	$(12,500)	$288,485	$(9,236,565)	$(2,970,130)

Stock issued for subscriptions payable	551,969	55	275,930		(275,985)		-

Cash received for sale of common stock	236,462	24	177,676				177,700

Cash received for warrant exercises	74,200	7	37,113				37,120

Common stock issued for services	45,000	5	42,745				42,750

Net loss for the three months ended August 31, 2019						(369,518)	(369,518)

Balance, August 31, 2019	28,737,373	$2,874	$6,521,131	$(12,500)	$12,500	$(9,606,083)	$(3,082,078)

		-	(0)	-	-	-	-

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
(unaudited)

			Additional				Total
	Common Shares		Paid-In	Treasury	Stock	Deficit	Stockholders’
	Shares	Amount	Capital	Stock	Payable	Accumulated	Deficit
Balance, November 30, 2017	26,216,646	$2,622	$4,795,523	$(12,500)	$68,750	$(7,374,123)	$(2,519,728)

Cash received for sale of common stock					172,500		172,500

Net loss for the three months ended February 28, 2018						(316,639)	(316,639)

Balance, February 28, 2018	26,216,646	$2,622	$4,795,523	$(12,500)	$241,250	$(7,690,762)	$(2,663,867)

Cash received for sale of common stock					43,750		43,750

Net loss for the three months ended May 31, 2018						(274,326)	(274,326)

Balance, May 31, 2018	26,216,646	$2,622	$4,795,523	$(12,500)	$285,000	$(7,965,088)	$(2,894,443)

Stock issued for subscriptions payable	480,463	48	339,952		(340,000)		-

Cash received for sale of common stock					229,000		229,000

Net loss for the three months ended August 31, 2018						(286,045)	(286,045)

Balance, August 31, 2018	26,697,109	$2,670	$5,135,475	$(12,500)	$174,000	$(8,251,133)	$(2,951,488)

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended
	August 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(905,894)	$(754,785)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	16,291	7,508
Stock issued for services	42,750	-
Non cash lease expense	6,736	-
Changes in assets and liabilities
Decrease (Increase) in prepaid expenses	53,492	68,332
Decrease (Increase) in accounts receivable	(2,140)	(186)
Decrease (Increase) in inventory	(281,612)	4,277
(Decrease) Increase in accounts payable and accrued expenses	33,936	(5,865)
Decrease in accrued interest - related party	3,489	2,319
Increase in payroll liabilities	17,561	11,886
Increase in royalty payable	223,442	152,110
Net Cash Used in Operating Activities	(791,949)	(514,404)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(39,000)	-
Cash Flows Used in Investing Activities	(39,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	929,610	216,250
Payments on notes payable - auto loan (principal)	(7,411)	(4,783)
Cash Flows Provided by Financing Activities	922,199	211,467

Net increase in cash and cash equivalents	91,250	(302,937)

Cash and cash equivalents, beginning of the period	104,485	139,525

Cash and cash equivalents, end of the period	$195,735	$(163,412)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Dividend of redeemable preferred stock	$121,980	$122,226
Stock issued for services	$42,750	$-

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

(Unaudited)

August 31, 2019

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

Operating results for the three-month and nine-month period ended August 31, 2019 are not necessarily indicative of the results that may be expected for the year ending November 30, 2019.

As of August 31, 2019, the Company has cumulative losses totaling $9,606,083 and negative working capital of $1,243,642. The Company incurred a net loss of $1,027,871 for the nine months ended August 31, 2019. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

(Unaudited)

August 31, 2019

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

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of August 31, 2019 and November 30, 2018 because of the relative short term nature of these instruments. At August 31, 2019 and November 30, 2018, the fair value of the Company’s debt approximates carrying value.

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

Inventory

Inventories are stated at cost, not to exceed fair market value. The cost of the Company’s inventory $321,068 and $39,456 at August 31, 2019 and November 30, 2018, respectively has been determined using the first-in first-out (FIFO) method.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

(Unaudited)

August 31, 2019

Note B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As of August 31, 2018, the Company had accounts receivable of approximately 92% from one customer.

Allowance for Uncollectible Accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at August 31, 2019 and November 30, 2018.

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

Impairment of Long-Lived Assets

The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. No impairments were recorded at August 31, 2019. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

(Unaudited)

August 31, 2019

Note B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue recognition occurs at the time we satisfy a performance obligation to our customers, when control transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. We only record revenue when collectability is reasonably assured.

For the nine months ended August 31, 2019 and 2018, the Company recognized $137,490 and $4,518 in revenue, respectively. During the nine months ended May 31, 2019, one customer accounted for approximately 93.85% of the revenue.

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

Stock-Based Compensation

The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

Concentrations of Credit Risk

The Company’s bank accounts are deposited in insured institutions. The maximum insured by the FDIC per bank account is not an issue here since the Company’s bank accounts do not bear any interest and the FDIC limits far exceed balances on deposit. The Company’s funds were held in a single account. At August 31, 2019, the Company’s bank balance did not exceed the insured amounts.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

(Unaudited)

August 31, 2019

Note B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk (continued)

The Company had one major customer that generated approximately 93.85% of the total revenue for the nine months ended August 31, 2019.

The Company has one major customer that comprised of approximately 92% of the total accounts receivable as of August 31, 2019.

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

Liquidity and Going Concern

The Company has incurred an accumulated deficit of $9,606,083 since inception. The Company incurred significant initial research and product development costs, including expenditures associated with hardware engineering and the design and development of its hardware components and prototypes associated with the Zaaz™ keyboard, the Extreme Gamer, and the Psyko Krypton™ surround sound gaming headphones. The Company also incurred costs associated with its acquisition of property, plant and equipment for its 10,000 square foot office and warehouse.

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

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

(Unaudited)

August 31, 2019

Note B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity’s leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted. In July 2018, the FASB approved an amendment to the new guidance that allows companies the option of using the effective date of the new standard as the initial application (at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period) and to recognize the effects of applying the new ASU as a cumulative effect adjustment to the opening balance sheet or retained earnings.

The Company adopted this accounting standard at the beginning of the second quarter of fiscal 2019 using the new transition election to not restate comparative periods. The Company elected the package of practical expedients upon adoption, which permits the Company to not reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to separate lease and non-lease components for all real estate leases and did not elect the hindsight practical expedient. Lastly, the Company elected the short-term lease exception policy, permitting it to exclude the recognition requirements of this standard from leases with initial terms of 12 months or less. Upon adoption, the Company recognized right of use lease assets of approximately $209,000 and operating lease liabilities of approximately $204,000 on its consolidated balance sheet. In addition, upon adoption deferred rent and various lease incentives which were recorded as of March 1, 2019 were reclassified as a component of the right-of-use assets. Upon adoption, the Company recognized a cumulative adjustment decreasing opening retained earnings by approximately $4,000 due to the impairment of certain right-of-use assets. The adoption of the new standard did not have a material impact on the consolidated statements of operations or cash flows.

Note C: COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 28,737,373 and 26,697,109 shares issued and outstanding at August 31, 2019 and November 30, 2018, respectively.

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

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

(Unaudited)

August 31, 2019

Note C: COMMON STOCK (CONTINUED)

During the three months ended May 31, 2019, the Company issued 17,489 shares of common stock for the conversion of 2,500 shares of Series B Preferred Stock.

During the three months ended August 31, 2019, the Company sold 236,462 shares of common stock for cash totaling $177,700. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing.

During the three months ended August 31, 2019, the Company received $37,120 for the exercise of warrants and issued 74,200 shares of common stock.

During the three months ended August 31, 2019, the Company issued 45,000 shares of common stock for services rendered of $42,750.  The shares were valued according the closing price of the common stock as quoted on the OTC Electronic Bulletin Board Quotation System on the grant date.

As of August 31, 2019, the Company had a balance in stock payable totaling $12,500.

Note D: COMMITMENTS AND CONTINGENCIES

Royalty Payable Obligation

At January 1, 2015, the Company is obligated to pay minimum monthly royalties of approximately $80,000 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.  Royalty payable was $1,352,897 as of August 31, 2019. For the nine months ended August 31, 2019 and 2018, royalty expense and the related gain/(loss) on foreign currency transactions were $1,901 and $16,174, respectively.

Sponsorship Agreement

On July 13, 2018, the Company entered into a sponsorship agreement for headphones with Black Knight Sports and Entertainment, LLC (dba Vegas Golden Knights)(“BKSE”) for a period through June 2021. During the 2018/2019 NHL season, the Company was obligated to pay $230,000. For the 2019/2020 NHL season, the Company is obligated to pay $239,200 and for the 2020/2021 NHL season, the Company is obligated to pay $248,768. If the Vegas Golden Knights Make the NHL Playoffs there will be additional fees due because of the additional sponsorship opportunities.

As of August 31, 2019, the Company owes an additional prepayment of $59,800.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

(Unaudited)

August 31, 2019

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

The components of lease cost are as follows:

For the nine months ended August 31, 2019
Operating lease cost	$87,605
Total lease cost	$87,605

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

(Unaudited)

August 31, 2019

Note E: LEASES (CONTINUED)

The following table discloses the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of August 31, 2019:

For the nine months ended August 31, 2019
Remaining lease term – operating leases (years)	1.58
Incremental borrowing rate	5.57%

As of August 31, 2019, the Company had the following future minimum operating lease payments:

Fiscal Year
2019 (remaining)	$30,945
2020	106,728
2021	14,049
Total lease payments	151,722
Less: interest	225
Total lease obligation	$151,947

Note F: SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report except for the disclosure below.

On August 31, 2019, the Company received $10,000 for the exercise of warrants and plan to issue 20,000 shares of common stock. As of the date of this filing the shares have not been issued.

On  September 9, 2019, the Company sold 15,480 shares of common stock, 15,480 warrant A and 15,480 warrant B to an investor in exchange for $12,500. As of the date of this filing the shares have not been issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Exeo Entertainment, Inc. designs, develops, licenses, manufacturers, and markets consumer electronics in the video gaming, music and smart TV sector. Our current business objectives are:

●	Complete product development and establish channels of distribution, and

●	Expand SKUs within the headphone market for both music and gaming

Activities to date

We incorporated in the state of Nevada on May 12, 2011. For the nine months ended August 31, 2019, we generated $137,490 in revenues and continue to operate at a loss. Our activities have centered on the design and engineering of peripherals in the video gaming, music, and smart TV sector.

Products and Services

Products under development include the Psyko™ 5.1 surround sound gaming headphones for consoles and Krankz™ MAXX Bluetooth™ wireless headphones.

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

We are also, working with Vegas Golden Knights NHL team and have designed a custom Krankz Headphone for them. This is part of the sponsorship agreement we entered into during 2018 and renewed in 2019.

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

Dependence on One or a few Major Customers

We had a concentration of revenue from one customer during the nine months ended August 31, 2019 but we do not anticipate dependence on one or a few major customers into the foreseeable future.

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

Subsidiaries

We do not have any subsidiaries.

MANAGEMENT’S DISCUSSION AND ANALYSIS

COMPARISON OF THREE MONTH RESULTS FOR THE QUARTERS ENDED AUGUST 31, 2019 AND 2018, RESPECTIVELY

Revenues and Gross Profit

For the three months ended August 31, 2019 and 2018, the Company recognized $11,678 and $591 in revenue, respectively.   Cost of sales for the quarter ended August 31, 2019 was $16,701, leading to a gross loss of $5,023 during the period. In the comparable quarter ended August 31, 2018, revenue was $591 and cost of sales was $1,583, resulting in a gross loss of $992.

Operating Expenses

Operating expenses were $302,708 and $253,769 for the three months ended August 31, 2019 and 2018, respectively. The increase was primarily due to promotional and sponsorship fees and a slight increase in executive compensation.

Other Income and Expenses

During the course of our business, we experienced a loss from foreign currency transactions of $19,842 in the three month period ended August 31, 2019, compared to a gain of $10,971 in the comparable period ended August 31, 2018. These gains/losses are associated with currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Interest expense associated with obligations to related parties was $1,172 and $1,172 in the three month periods ended August 31, 2019 and 2018, respectively.

Interest expense associated with non-related party obligations was $110 and $181 in the three month periods ended August 31, 2019 and 2018, respectively.

COMPARISON OF NINE MONTH RESULTS FOR THE PERIODS ENDED AUGUST 31, 2019 AND 2018, RESPECTIVELY

Revenues and Gross Profit

For the nine months ended August 31, 2019 and 2018, the Company recognized $137,490 and $4,518 in revenue, respectively.   Cost of sales for the period ended August 31, 2019 was $88,095, leading to a gross profit of $49,395 during the period. In the comparable quarter ended August 31, 2018, revenue was $4,518 and cost of sales was $3,282, resulting in a gross profit of $1,236.

Operating Expenses

Operating expenses were $955,313 and $768,110 for the nine months ended August 31, 2019 and 2018, respectively. The increase was primarily due to promotional and sponsorship fees.

Other Income and Expenses

During the course of our business, we experienced a gain from foreign currency transactions of $1,901 in the nine month period ended August 31, 2019, compared to a gain of $16,174 in the comparable period ended August 31, 2018. These gains/losses are associated with currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Interest expense associated with obligations to related parties was $3,490 and $3,490 in the nine month periods ended August 31, 2019 and 2018, respectively.

Interest expense associated with non-related party obligations was $384 and $595 in the nine month periods ended August 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Other than what is described in this Report, the Company had no material commitments for capital expenditures at August 31, 2019.

On May 25, 2011, Exeo Entertainment, Inc. entered into an exclusive license agreement with Digital Extreme Technologies, Inc. whereby Exeo Entertainment, Inc. will manufacture and market the Extreme Gamer and Zaaz keyboard. Exeo Entertainment, Inc. will pay Digital Extreme Technologies, Inc. a 5% royalty fee on gross sales of both products.

Unless the Royalty Agreement is modified by Psyko Audio Labs Canada and the Company, at January 1, 2016, the Company is obligated to pay minimum monthly royalties of $80,000 (CDN $100,000) per quarter for the remaining term of the contract.  No such modification has been made as of the date of this report. The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars. For the nine months ended August 31, 2019 and 2018, the Company made no payments towards this obligation and no royalty invoices have been received from Psyko Audio Labs. Royalty payable was $1,352,897 as of August 31, 2019. For the nine months ended August 31, 2019 and 2018, respectively, royalty expense and related gain on foreign currency transactions was $1,901 and $16,174, respectively.

The Company has an office and warehouse rental lease obligation through September 30, 2020, which equals $116,613 as of August 31, 2019. The monthly minimum rental payment is $8,769. Rent expense was $72,995 and $63,054 for the nine months ended August 31, 2019, respectively.

Cash Flow Information

On August 31, 2019, the Company had working capital of approximately $(1,243,642). On November 30, 2018, the Company had working capital of approximately $(1,160,178). The decrease in working capital of $83,464 primarily relates to an increase in royalty payable in the amount of $223,442 during the nine months ending August 31, 2019. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

The Company had cash and cash equivalents of approximately $195,735 and $104,485 at August 31, 2019 and November 30, 2018, respectively. This represents an increase in cash of $91,250.

Cash used in Operating Activities

The Company used approximately $791,949 of cash for operating activities in the nine months ended August 31, 2019 as compared to using $514,404 of cash for operating activities in the nine months ended August 31, 2018. This increase in cash used in operating activities, is primarily attributed to increase in net loss, accounts receivable and inventory.

Cash used in Investing Activities

The Company used approximately $39,000 of cash for investing activities in the nine months ended August 31, 2019 as compared to using $0 of cash for operating activities in the nine months ended August 31, 2018. This increase in cash used in investing activities, is primarily attributed to increase equipment purchased.

Cash Provided by Financing Activities

Financing activities in the nine months ended August 31, 2019 provided $922,199 of cash as compared to providing $211,467 of cash in the nine months ended August 31, 2018. The difference is attributable to an increase in cash receipts from sales of the Company’s common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the management evaluation, we concluded that our disclosure controls and procedures may not be effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In the 3rd Quarter, 2019, management is in the process of determining how to most effectively improve our disclosure controls and procedures.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting may not be effective as of August 31, 2019. Other than our two officers, we have no employees or contractors that have the authority to implement any changes in our internal control or financial reporting.

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

During the three months ended May 31, 2019, the Company received $275,985 for the exercise of warrants. The stock was subscribed for; however, the certificates representing the shares were not issued as of August 31, 2019 and, resultantly, are considered owed as a common stock payable of $275,985. The shares were issued during July 2019.

During the three months ended May 31, 2019, the Company issued 17,489 shares of common stock for the conversion of 2,500 shares of Series B Preferred Stock.

During the three months ended August 31, 2019, the Company sold 236,462 shares of common stock for cash totaling $177,700. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing.

During the three months ended August 31, 2019, the Company received $37,120 for the exercise of warrants and issued 74,200 shares of common stock.

During the three months ended August 31, 2019, the Company issued 45,000 shares of common stock for services rendered of $42,750. The shares were valued according the closing price of the common stock as quoted on the OTC Electronic Bulletin Board Quotation System on the grant date.

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

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Jeffrey A. Weiland	President and Director	October 15, 2019
Jeffrey A. Weiland

/s/ Robert S. Amaral	Chief Executive Officer,	October 15, 2019
Robert S. Amaral	Treasurer and Director
(Principal Executive and Financial Officer)