Form 10-K
period 2019-11-30
Exeo Entertainment, Inc.
filed 2020-03-16
CIK 1528760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of November 30, 2019, the last business day of the registrant’s most recently completed fiscal year end, is undeterminable. The total number of common stock held by non-affiliates of the registrant as of this date was 12,293,537. The aggregate market value of such securities on November 30, 2019 was determined by the Company to be $12,908,214 based upon the analysis described in further detail in Item 5 of this report.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date, which is March 13, 2020: 29,088,975 Common Shares, 19,500 Series A, and 221,250 Series B Preferred Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference within this report are certain documents previously filed with the Commission within Form S-1, as amended, which was filed on August 16, 2013. Such document(s) are listed in Item 15 of this report.

EXEO ENTERTAINMENT, INC.
FORM 10-K
For the year ended November 30, 2019

TABLE OF CONTENTS

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

We accomplished the following:

1)	We completed the molds for the Psyko™ PC model and are working on the molds for the Psyko™ console unit, and the Psyko®5.1 Surround Sound Gaming Headsets (with built-in microphone) with external amplifier for Personal Computers.

2)	We have an “Exclusive Distributor” Agreement with Axcel Electronics Thailand Company Limited (Cableicons, Inc.) which covers the USA and Canada to Distribute and sell the “Ford Officially Licensed Cell Phone Accessories” in all wholesale and retail channels.

3)	We received inventory of the Krankz™ Bluetooth Wireless Headsets, We also are also working with Vegas Golden Knight NHL team and have designed a custom headphone for them.

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

Currently we have access to an adequate supply of products, from various manufacturers. These companies and their products are new, not well established, and are a subject to significant risk and uncertainty. We are uncertain if the impact, if any, COVID-19 will have for our supply of products at this time.

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

Sponsorship Agreement

On July 13, 2018, the Company entered into a sponsorship agreement for headphones with Black Knight Sports and Entertainment, LLC (dba Vegas Golden Knights)(“BKSE”) for a period through June 2021. During the first NHL season, the Company was obligated to pay $230,000. For the second NHL season, the Company is obligated to pay $239,200 and for the third NHL season, the Company is obligated to pay $248,768. If the team does into playoffs there could be additional fees due. At this time we are uncertain if the impact, if any, COVID-19 will have for our sponsorship agreement due to the suspension of the 2019-2020 NHL season.

COVID-19

In December 2019, a coronavirus (COVID-19) was reported in China, and, in January 2020, the World Health Organization declared it a Public Health Emergency of International Concern. This contagious disease outbreak, which has continued to spread to additional countries, and any related adverse public health developments, could adversely affect the Company’s customers and suppliers as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. More broadly, the outbreak could affect workforces, customers, economies and financial markets globally, potentially leading to an economic downturn. This could decrease spending, adversely affect demand for our products and services and harm our business and results of operations.

Subsidiaries

We do not have any subsidiaries.

Reports to Security Holders

1.	We will furnish shareholders with annual financial reports certified by our independent registered public accountants.

2.	We are a reporting issuer with the Securities and Exchange Commission. We file periodic reports, which are required in accordance with Section 15(d) of the Securities Act of 1933, with the Securities and Exchange Commission to maintain the fully reporting status.

3.	The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

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

Recent Sales of Unregistered Securities

Common Stock

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 29,054,235 and 26,697,109 shares issued and outstanding at November 30, 2019 and 2018, respectively.

During the year ended November 30, 2019, the Company issued a total of 1,528,809 shares of common stock for cash totaling $1,055,484. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing.

During the year ended November 30, 2019, the Company issued 106,985 shares of common stock for the conversion of 15,000 shares of Series B Preferred Stock.

During the year ended November 30, 2019, the Company issued 74,200 shares of common stock and received $47,120 for the exercise of warrants. As of the date of this filing, the Company recorded $10,000 in stock payable since the shares were not issued.

During the year ended November 30, 2019, the Company issued 83,000 shares of common stock for services rendered of $82,650. The shares were valued according the closing price of the common stock as quoted on the OTC Electronic Bulletin Board Quotation System on the grant date.

Equity Issuance Costs

We incurred equity issuance costs of $8,000 and $0 for the years ended November 30, 2019 and 2018, respectively. Rather than expense these costs, such items are charged against the Company’s equity. Our employees coordinate various matters associated with the sales of issuer securities to accredited investors. Equity issuance costs include such wages. These costs also include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

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

All shares of redeemable convertible preferred stock have been presented outside of permanent equity in accordance with ASC 480-10, Classification and Measurement of Redeemable Securities. The Company accretes the carrying value of its Series A and B redeemable convertible preferred stock to its estimate of fair value (i.e. redemption value) at period end. The estimated fair value of the Series A and Series B redeemable convertible preferred stock at November 30, 2019 was $177,985 and $1,873,192, respectively.

Stock Warrants Issued to Investors

As of November 30, 2019, there were 5,133,482 warrants outstanding, with a weighted average exercise price of $0.66 and the weighted average remaining life is 1.19 years.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS

Comparison of Twelve Month Results –for the fiscal years ended November 30, 2019 and 2018, respectively

Revenues and Gross Profit

Revenues for the twelve months ended November 30, 2019 and 2018 were $139,450 and $5,318, respectively. Gross (loss) profit for the periods ended November 30, 2019 and 2018 were ($69,822) and ($2,868), respectively. The Company has incurred significant costs in research and development activities. See discussion below for further information. At November 30, 2019 and 2018, the Company had incurred an accumulated deficit of $10,119,541 and $8,582,650 since inception.

Costs and Expenses

Total operating cost and expenses increased to $1,302,493 for the year ended November 30, 2019 as compared to $1,076,124 for the year ended November 30, 2018. These increases in the fiscal year ended November 30, 2019, were primarily due to the increasing costs associated with employees compensation, royalty fees, sponsorships and advertisement of our audio headphone products.

Research and Development Costs

The Company incurred $60 and $3,148 for research and development costs during the fiscal years ended November 30, 2019 and 2018, respectively. These costs relate to hardware engineering, design and development of the Krankz™ Bluetooth wireless audio headphones, the Zaaz™ Keyboard, the Extreme Gamer®, and the Psyko Krypton™ 5.1 surround sound gaming headphones for personal computers. A similar unit under development connects to current generation video game consoles offered by Nintendo®, Microsoft®, and Sony®.

Other Income and Expenses

During the course of our business, we experienced a loss from foreign currency transactions of $1,252 in the year ended November 30, 2019 as compared to a gain of $38,759 for the year ended November 30, 2018. This gain is due to royalty payments owed to a foreign company.

Interest expense associated with obligations to related parties was $4,648 in the year ended November 30, 2019, compared to $4,648 in the year ended November 30, 2018. Interest expense was $477 and $760 in the twelve months ended November 30, 2019 and 2018, respectively.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flows.

Liquidity and Capital Resources

Long-Term Debt / Note Payable and Other Commitments

Other than what is described in this Item, the Company had no material commitments for capital expenditures at November 30, 2019 or November 30, 2018.

On May 25, 2011, Exeo Entertainment, Inc. entered into an exclusive license agreement with Digital Extreme Technologies, Inc. whereby Exeo Entertainment, Inc. will manufacture and market the Extreme Gamer and Zaaz keyboard. Exeo Entertainment, Inc. will pay Digital Extreme Technologies, Inc. a 5% royalty fee on gross sales of both products.

On June 10, 2013, Exeo Entertainment, Inc. entered into a license agreement with Psyko Audio Labs, Canada whereby Exeo Entertainment. Inc. will manufacture and market the Psyko Krypton and Carbon line of gaming headphones. The Company will owe a 5% royalty on all headphone sales to Psyko Audio Labs. Payments are due quarterly on January 15, April 15, July 15, and October 15. For the years ended November 30, 2019 and 2018, the Company has made no payments towards this obligation and no royalty invoices have been received from Psyko Audio Labs. In fiscal year 2018, the Company incurred decreasing minimum royalty expenses as follows: $79,703 (CDN $100,000), $77,610 (CDN $100,000), $76,312 (CDN $100,000), and $76,444 (CDN $100,000) in each of the four quarters, respectively. The total minimum royalty fee expense in fiscal year ended November 30, 2018 and 2017 were $310,069 and $307,321, respectively. Prepaid expenses as of November 30, 2019 and 2018 consist of royalty fees of $0 and $0, respectively, paid to Psyko Audio Labs. These prepaid expenses shall be applied towards royalty expenses incurred in the first quarter of the following fiscal year. Unless the Royalty Agreement is modified by Psyko Audio Labs Canada and the Company, at January 1, 2017, the Company is obligated to pay minimum monthly royalties of $80,000 (CDN $100,000) per quarter for the remaining term of the contract. No such modification has been made as of the date of this report. The Company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Leases

In the first quarter of fiscal 2019 the Company adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” and related amendments.

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

As of February 28, 2020, the Company did not have material leases that had been signed but not yet commenced.

Cash Flow Information

The Company had working capital deficit of approximately $(1,480,680) and a current ratio of 0.23 at November 30, 2019. The Company had working capital deficit of approximately $(1,160,178) and a current ratio of 0.20 at November 30, 2018. The decrease in working capital at November 30, 2019 as compared to November 30, 2018, was primarily due to operating activities (an increase of $340,153 from fiscal year 2018 to 2019). The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

During the twelve months ended November 30, 2019, the Company had cash and cash equivalents of approximately $96,923 as compared to cash and cash equivalents of $104,485 at November 30, 2018. This represents a decrease of $7,562.

Cash used in Operating Activities

The Company used $1,060,484 of cash for operating activities in the twelve months ended November 30, 2019, as compared to using $722,657 of cash for operating activities in the twelve months ended November 30, 2018.

Cash used for Investing Activities

Investing activities for the twelve months ended November 30, 2019 used approximately $39,768 of cash as compared to using $0 of cash in the twelve months ended November 30, 2018.

Cash Provided by Financing Activities

Financing activities for the twelve months ended November 30, 2019, provided $1,092,690 of cash as compared to providing $687,617 of cash in the twelve months ended November 30, 2018.

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

Going Concern Consideration

Management included an explanatory paragraph in their footnotes on the accompanying financial statements expressing concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have negative working capital and have not yet received significant revenues from sales of products. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include increasing revenue, selling our equity securities and/or obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

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

Management’s Annual Report on Internal Control over Financial Reporting

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that, as of November 30, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending November 30, 2020: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

ITEM 9B. OTHER INFORMATION

Material Contracts

U.S. Distribution Agreement with Global Marketing Partners

As of November 30, 2019, the Company has received no revenue on the following contract with Global Marketing Partners, Inc. On April 30, 2014, the Company entered into a non-exclusive contract with Global Marketing Partners, Inc., a California corporation doing business in Agoura Hills, California (the “Agreement”). The Agreement provides the Company with an avenue for the distribution of its products through various retailers. Global serves as a marketing partner to facilitate and administer the distribution of the Company’s products. A key component includes the introduction of the Company’s products to retailers using the distribution channel operated by Speed Commerce, formerly known as Navarre. The Company hopes to participate in a one-stop shop form of an arrangement via Global to access the retailers via Speed Commerce. Using this arrangement, the Company is not responsible for entering into agreements with each retailer.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and position of each of our directors and executive officers are as follows:

Name	Age	Position
Jeffrey Weiland	55	President and Director
Robert S. Amaral	50	CEO, Treasurer, Secretary and Director

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

Robert S. Amaral, Age 49, CEO, Secretary/Treasurer/Director

Mr. Amaral received his MBA in 1997 from Southern Oregon University. In 1996 he received his Bachelor’s Degree in Marketing from Southern Oregon State College. From 1997 – 2000 he was the Director of Marketing of CG Leasing Inc., which later merged with USA Capital Leasing. From 2000 – 2001 Mr. Amaral was a proprietor of a company named Finance Marketing Group, which generated lease finance applications from small businesses across the United States. In 2001, he worked as a Series 3 licensed commodity broker with U.S. Options Corp and Concorde Trading Group. In 2002 Mr. Amaral started Amaral Consultancy where he focused on funding development stage companies. Companies which Mr. Amaral performed contract labor for: L&L Financial, which subsequently changed its name to L&L Energy (LLEN); VSI Wireless, which was acquired by SARS Corporation (SARO.PK); Advanced Ultrasound Imaging, a private healthcare company located in Scottsdale, AZ; American Eagle Motorcycles based in Carlsbad, CA; and Ambient Control Systems located in El Cajon, CA. From 2008 – 2011 Mr. Amaral focused his energies on Digital Extreme Technologies, Inc. Prior to joining our Company, Mr. Amaral had not previously served as an officer or director of any public company.

Significant Employees

We have no significant employees other than the officers and directors described above.

Section 16(A) Beneficial Ownership Reporting Compliance Pursuant to Item 405 of Regulation S-K

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended November 30, 2018 all such filing requirements applicable to its officers and directors were complied with exception that reports were filed late or not filed at all by the following persons:

Name and Principal Position	Number of late reports	Number of untimely reports	Number of Known Failures to File a Required Form
Robert S. Amaral, CEO	0	0	0
Jeffrey A. Weiland, Pres.	0	0	0

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our Company at any time during the year ended November 30, 2019, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during the year ended November 30, 2019. The foregoing persons are collectively referred to herein as the “Named Executive Officers.” Compensation information is shown for fiscal years ended November 30, 2019 and 2018, respectively.

SUMMARY COMPENSATION TABLE

			ANNUAL COMPENSATION		LONG TERM COMPENSATION				TOTAL
			Cash	Bonus ($)	Stock Awarded ($)	Stock Options * ($)	Non-Equity Incentive Plan Comp. ($)	All Other Compensation ($)	Total Compensation ($)
Robert Amaral	CEO, Treasurer,	2019	$78,000	0	0	$-	0	0	$78,000
	Secretary. & Director	2018	$78,000	0	0	$-	0	0	$78,000
Jeffrey Weiland	President &	2019	$72,000	0	0	$-	0	0	$72,000
	Director	2018	$72,000	0	0	$-	0	0	$72,000

*	Stock Options - Outstanding Equity Awards at 2019 Fiscal Year-End

Pursuant to the 2012 Employees/Consultants Stock Compensation Plan, on July 15, 2012, we granted 2,000,000 shares to each of our two officers and directors. The option agreement provides the employee has no more than five years from the date of the grant to exercise the options at an exercise price of $0.25 per share. The employee may only exercise such options based upon the contracted vesting schedule, which provides that the options vest on a pro-rata basis over 60 months of future services to be rendered by such employee. There were no additional awards through the end of our fiscal year 2019 and 2018.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

Employment Arrangements

As of November 30, 2019, we were a party to employment agreements with Jeffrey A. Weiland (dated June 1, 2015) and Robert S. Amaral (dated June 1, 2015), each of which is described directly below.

Employment Agreements with Jeffrey A. Weiland and Robert S. Amaral

Term and Compensation

The initial term of employment of each of Mr. Weiland and Mr. Amaral under their respective employment agreements is until such time the employment agreements are terminated by either party pursuant to the terms of the employment agreements.

Pursuant to his employment agreement, Mr. Weiland is entitled to an initial base salary of $60,000. Pursuant to his employment agreement, Mr. Amaral is entitled to an initial base salary of $60,000. The officers and the Company have mutually agreed to increase the base salary to $72,000 for Mr. Weiland and $78,000 for Mr. Amaral during the year ended November 30, 2018.

Severance

Each employment agreement provides for a severance equal to one month’s pay, less taxes and social security required to be withheld upon a termination by us without cause upon thirty (30) days written notice.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of November 30, 2019, for:

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

The percentage ownership information shown in the table below is calculated based on 29,088,975 shares of our common stock issued and outstanding as of March 13, 2020.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class
Common	Jeffrey A. Weiland President/Director	8,391,999	28.85%
Common	Robert S. Amaral Chief Executive Officer/Director	8,368,699	28.77%
	All Directors and Officers as a group (2 persons)	16,760,698	57.62%

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2019 and 2018 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2019	2018
Audit fees	$27,523	$23,053
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$27,523	$23,053

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements. Before our independent accountants were engaged by to render these services, their engagement was approved by our directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a) Financial Statements

Index to Financial Statements:

Exeo Entertainment, Inc.’s audited Financial Statements, as described below, are attached hereto.

EXEO ENTERTAINMENT, INC.
TABLE OF CONTENTS
NOVEMBER 30, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Exeo Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Exeo Entertainment, Inc. (the “Company”) as of November 30, 2019 and the related statements of operations, stockholders’ (deficit), and cash flows for the year ended November 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2019, and the result of its operations and its cash flow for the year ended November 30, 2019 in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred an accumulated deficit as of November 30, 2019, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2019

Las Vegas, NV
March 16, 2020

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

/s/ AMC Auditing

AMC Auditing

We have served as the Company’s auditor since 2015

Las Vegas, Nevada
March 13, 2019

EXEO ENTERTAINMENT, INC.
BALANCE SHEETS

	November 30,	November 30,
	2019	2018
ASSETS

Current Assets
Cash and cash equivalents	$96,923	$104,485
Inventory	284,497	39,456
Prepaid expenses	51,479	138,850
Accounts Receivable	-	186
Total current assets	432,899	282,977

Operating lease assets	122,723	-
Property and equipment, net	44,527	28,576

TOTAL ASSETS	$600,149	$311,553

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Liabilities
Current liabilities
Accounts payable and accrued expenses	$81,127	$44,111
Accrued interest payable - related party	28,084	23,436
Payroll liabilities	184,950	161,839
Due to related parties	75,000	75,000
Royalty payable	1,431,665	1,129,455
Notes payable	9,314	9,314
Operating lease liabilities - current portion	103,439	-
Total current liabilities	1,913,579	1,443,155

Long-term liabilities
Notes payable	936	10,851
Operating lease liabilities	17,084	-
Total long-term liabilities	18,020	10,851

TOTAL LIABILITIES	1,931,599	1,454,006

Commitments and Contingencies - Note J

Series A redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 19,500 shares issued and outstanding; 0 shares unissued as of November 30, 2019 and November 30, 2018 (liquidation preference of $109,738 and $95,213, respectively). Stated at redemption value.	177,985	163,361
Series B redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 234,250 and 246,690 shares issued and outstanding; 2,500 shares unissued as of November 30, 2019 and November 30, 2018 (liquidation preference of $932,317 and $799,853, respectively). Stated at redemption value, net of Treasury Stock (2,500 shares)	1,873,192	1,725,191

Stockholders’ deficit
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares authorized, 19,500 and 19,500 shares issued, respectively	-	-
Convertible Preferred Stock Series B - 12%, $0.0001 par value, 1,000,000 shares authorized, 231,690 and 246,690 shares issued, respectively	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized; 29,054,235 and 26,697,109 shares issued and outstanding, respectively	2,905	2,670
Additional paid-in capital	6,724,009	5,135,475
Treasury stock, Series B Preferred Stock - 2,500 shares	(12,500)	(12,500)
Stock payable	22,500	426,000
Deficit accumulated	(10,119,541)	(8,582,650)
TOTAL STOCKHOLDERS’ DEFICIT	(3,382,627)	(3,031,005)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT)	$600,149	$311,553

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS

	For the years ended
	November 30,
	2019	2018
REVENUES	$139,450	$5,318
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	(209,272)	(8,186)
GROSS LOSS	(69,822)	(2,868)

OPERATING EXPENSES
General and administrative	1,056,037	740,561
Executive compensation	161,555	161,617
Professional fees	61,083	160,228
Depreciation	23,818	13,718
TOTAL OPERATING EXPENSES	1,302,493	1,076,124

LOSS FROM OPERATIONS	(1,372,315)	(1,078,992)

OTHER INCOME (EXPENSE)
Gain/Loss from foreign currency transactions	(1,252)	38,759
Interest expense - related party	(4,648)	(4,648)
Interest expense	(477)	(760)
TOTAL OTHER INCOME (EXPENSE)	(6,377)	33,351

NET LOSS	(1,378,692)	(1,045,641)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	(162,640)	(162,886)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,541,332)	$(1,208,527)

NET LOSS PER SHARE: BASIC	$(0.05)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	28,075,058	26,403,566

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional				Total
	Common Shares		Paid-In	Treasury	Stock	Deficit	Stockholders’
	Shares	Amount	Capital	Stock	Payable	Accumulated	Deficit
Balance, November 30, 2017	26,216,646	$2,622	$4,795,523	$(12,500)	$68,750	$(7,374,123)	$(2,519,728)

Cash received for sale of common stock					697,250		697,250

Stock issued for subscriptions payable	480,463	48	339,952		(340,000)		-

Net loss for the year ended November 30, 2018						(1,208,527)	(1,208,527)
Balance, November 30, 2018	26,697,109	$2,670	$5,135,475	$(12,500)	$426,000	$(8,582,650)	$(3,031,005)

Adoption of lease accounting						4,438	4,438

Cash received for sale of common stock	1,528,809	153	1,055,331		-		1,055,484

Stock issued for subscriptions payable	564,132	56	413,444		(413,500)		-

Stock issued for conversion of preferred stock	106,985	11	4				15

Cash received for warrant exercises	74,200	7	37,113		10,000		47,120
							-
Common stock issued for services	83,000	8	82,642				82,650

Net loss for the year ended November 30, 2019						(1,541,332)	(1,541,332)
Balance, November 30, 2019	29,054,235	2,905	6,724,009	(12,500)	22,500	(10,119,541)	(3,382,627)

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS

	For the years ended
	November 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,378,692)	$(1,045,641)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	21,517	8,718
Shares issued for services	82,650	-
Non cash lease expense	4,540	-
Changes in assets and liabilities
Decrease (Increase) in accounts receivable	186	(186)
Decrease (Increase) in prepaid expenses	87,371	(12,927)
Decrease (Increase) in inventory	(245,041)	24,681
(Decrease) Increase in accounts payable and accrued expenses	37,016	3,501
Decrease in accrued interest - related party	4,648	4,649
Increase in payroll liabilities	23,111	23,235
Increase in royalty payable	302,210	271,313
Net Cash Used in Operating Activities	(1,060,484)	(722,657)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(39,768)	-
Cash Flows Used in Investing Activities	(39,768)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	1,102,605	697,250
Payments on notes payable - auto loan (principal)	(9,915)	(9,633)
Cash Flows Provided by Financing Activities	1,092,690	687,617

Net increase in cash and cash equivalents	(7,562)	(35,040)

Cash and cash equivalents, beginning of the period	104,485	139,525

Cash and cash equivalents, end of the period	$96,923	$104,485

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash Paid for income taxes	$-	$-
Stock issued for services	$82,650	$-
Dividend of redeemable preferred stock	$162,640	$162,886

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2019 and 2018

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

Nature of Business

The Company was incorporated in Nevada on May 12, 2011. The Company is based in Las Vegas, Nevada, and designs, develops, licenses, manufactures, and distributes its products. We received inventory of the Krankz™ Bluetooth Wireless Headsets, and we also are also working with Vegas Golden Kinght NHL team and have designed a custom headphone for them. and other new peripheral products for the video gaming industry, including the Psyko Krypton™ surround sound gaming headphones. We have an “Exclusive Distributor” Agreement with Axcel Electronics Thailand Company Limited (Cableicons, Inc.) which covers the USA and Canada to Distribute and sell the “Ford Officially Licensed Cell Phone Accessories” in all wholesale and retail channels.

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

Foreign Currency Transactions

Transaction gains and losses, such as those resulting from the settlement of nonfunctional currency receivables or payables, including intercompany balances, are included in foreign currency gain (loss) in our consolidated statements of operations. Additionally, payable and receivable balances denominated in nonfunctional currencies are marked-to-market at month-end, and the gain or loss is recognized in our statements of operations.

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

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2019 and 2018

Note A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1. The total amount of the Company’s investment classified as Level 3 is de minimis.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of November 30, 2019 and November 30, 2018 because of the relative short-term nature of these instruments. At November 30, 2019 and 2018, the fair value of the Company’s debt approximates carrying value.

Inventory

Inventories are stated at cost, not to exceed net realized value. The cost of the Company’s inventory $284,497 and $39,456 at November 30, 2019 and 2018, respectively has been determined using the first-in first-out (FIFO) method. During the years ended November 30, 2019 and 2018, the company has written down the value of certain of its inventory item, on the grounds that these items constitute slow-moving inventory and thus has a vastly reduced resale value. The resulting loss of $34,600 was charged to inventory impairment and is contained within the cost of goods line item on the income statement. The remaining valuation ascribed to these assets as of the balance sheet date is $284,497 as of November 30, 2019 and $39,456 as of November 30, 2018.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2019 and 2018

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

Impairment of Long-Lived Assets

The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. No impairments were recorded at November 30, 2019 and 2018. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

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

For the years ended November 30, 2019 and 2018, the Company recognized $139,450 and $5,318 in revenue, respectively.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2019 and 2018

Note A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Stock-Based Compensation

The Company follows ASC 718, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The maximum insured by the FDIC per bank account is not an issue here since the Company’s bank accounts do not bear any interest and the FDIC limits far exceed balances on deposit. The Company’s funds were held in a single account. At November 30, 2019 and 2018, the Company’s bank balance did not exceed the insured amounts.

The Company had one major customer that generated approximately 92.53% of the total revenue for the year ended November 30, 2019. For the year ended November 30, 2018, we didn’t have a concentration in revenue.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2019 and 2018

Note A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Liquidity and Going Concern

The Company has incurred an accumulated deficit of ($10,119,541) since inception. The Company had continuing losses from operations with resulted in its accumulated deficit. The Company incurred significant initial research and product development costs, including expenditures associated with hardware engineering and the design and development of its hardware components and prototypes associated with the Zaaz™ keyboard, the Extreme Gamer, and the Psyko Krypton™ surround sound gaming headphones. The Company also incurred costs associated with its acquisition of equipment and vehicles for its 10,000 square foot office and warehouse.

These factors create substantial doubt about the Company’s ability to continue within one year from the date of the filing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock or obtaining debt financing and attaining future profitable operations.

Management’s plan includes increasing revenue, selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow except as noted below.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity’s leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. In July 2018, the FASB approved an amendment to the new guidance that allows companies the option of using the effective date of the new standard as the initial application (at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period) and to recognize the effects of applying the new ASU as a cumulative effect adjustment to the opening balance sheet or retained earnings.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2019 and 2018

Note A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

The Company adopted this accounting standard at the beginning of the second quarter of fiscal 2019 using the new transition election to not restate comparative periods. The Company elected the package of practical expedients upon adoption, which permits the Company to not reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to separate lease and non-lease components for all real estate leases and did not elect the hindsight practical expedient. Lastly, the Company elected the short-term lease exception policy, permitting it to exclude the recognition requirements of this standard from leases with initial terms of 12 months or less. Upon adoption, the Company recognized right of use lease assets of approximately $209,000 and operating lease liabilities of approximately $204,000 on its balance sheet. In addition, upon adoption deferred rent and various lease incentives which were recorded as of March 1, 2019 were reclassified as a component of the right-of-use assets. Upon adoption, the Company recognized a cumulative adjustment decreasing opening retained earnings by approximately $4,000 due to the impairment of certain right-of-use assets. The adoption of the new standard did not have a material impact on the consolidated statements of operations or cash flows.

On June 20, 2018, the FASB issued ASU 2018-07, which simplifies the accounting for sharebased payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees.

For public business entities (PBEs), the amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods therein. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted if financial statements have not yet been issued (for PBEs) or have not yet been made available for issuance (for all other entities), but no earlier than an entity’s adoption date of ASC 606. If early adoption is elected, all amendments in the ASU that apply must be adopted in the same period. In addition, if early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

ASU 2018-07 generally requires an entity to use a modified retrospective transition approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year, for all (1) liability-classified nonemployee awards that have not been settled as of the adoption date and (2) equity-classified nonemployee awards for which a measurement date has not been established. In the application of a modified retrospective transition approach:

●	The ASU’s transition provisions do not apply to equity-classified awards for which a measurement date was previously established under ASC 505-50 because of the existence of a performance commitment or because performance was complete.

●	The ASU requires equity-classified awards (for which a measurement date has not been previously established) to be remeasured on the basis of their adoption-date fair-value-based measure.

●	An entity applies the guidance on modifications of an award from liability to equity classification (i.e., the unsettled liability award as measured on the adoption date would be reclassified to equity) to determine the cumulative-effect adjustment to equity for unsettled awards that are currently classified as a liability but will be classified as equity under the ASU.

●	An entity should not adjust the basis of assets that include nonemployee share-based payment costs if the assets are completed (e.g., finished goods inventory or fixed assets for which amortization has commenced).

However, if a nonpublic entity changes its measurement of nonemployee awards to calculated value instead of a fair-value-based measure, the ASU requires the entity to use a prospective approach.

The Company adopted this effective December 1, 2019.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2019 and 2018

Note B: PROPERTY AND EQUIPMENT

The Company owned property and equipment, recorded at cost, which consisted of the following at November 30, 2019 and 2018:

	November 30, 2019	November 30, 2018
Furniture and fixtures	$22,267	$21,499
Office & computer equipment	76,981	37,982
Vehicles	101,944	101,944
Subtotal	201,192	161,425
Less: Accumulated depreciation	(156,665)	(132,849)
Property and equipment, net	$44,527	$28,576

Depreciation expense was $23,818 and $13,718 for the years ended November 30, 2019 and 2018, respectively.

Note C: RESEARCH AND DEVELOPMENT COSTS

The Company incurred $60 and $3,148 for research and development costs for the years ended November 30, 2019 and 2018, respectively. These costs relate to hardware engineering, design and development of the Krankz™ and Krankz Maxx™ Bluetooth Wireless Headset and the Psyko Krypton® surround sound gaming headphones for personal computers.

Note D: PREPAID EXPENSES

At November 30, 2019 and 2018, the balance of prepaid expenses on the balance sheet of the Company is $51,479 and $138,850, respectively, which primarily relates to a deposit on prepaid rent and for our sponsorship agreement.

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

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2019 and 2018

Note F: COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 29,054,235 and 26,697,109 shares issued and outstanding at November 30, 2019 and 2018, respectively.

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

During the year ended November 30, 2019, the Company sold 1,528,809 shares of common stock for cash totaling $1,055,484. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing.

During the year ended November 30, 2019, the Company issued 106,985 shares of common stock for the conversion of 15,000 shares of Series B Preferred Stock.

During the year ended November 30, 2019, the Company issued 74,200 shares of common stock and received $47,120 for the exercise of warrants. As of the date of this filing, the Company recorded $10,000 in stock payable since the shares were not issued.

During the year ended November 30, 2019, the Company issued 83,000 shares of common stock for services rendered of $82,650. The shares were valued according the closing price of the common stock as quoted on the OTC Electronic Bulletin Board Quotation System on the grant date.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2019 and 2018

Note G: STOCK OPTIONS AND WARRANTS

Stock-Based Compensation to Employees

The following is a summary of the status of all of the Company’s stock options issued to the Company’s management as of November 30, 2019 and 2018 and the changes from for the years ended November 30, 2018 and 2017.

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

The following is a summary of the status of all of the Company’s stock warrants as of November 30, 2019 and 2018, and the changes for the years ended November 30, 2019 and 2018.

	# of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding November 30, 2017	2,854,174	$ 1.02	0.22
Granted	1,943,112	$ 0.95	1.03
Exercised	-	$ -	-
Cancelled	-	$ -	-
Outstanding at November 30, 2018	4,797,286	$ 1.01	1.03
Granted	1,947,722	$ 1.05	2.26
Exercised	(642,613)	$ 1.04	-
Cancelled	(968,913)	$ 0.88	-
Outstanding at November 30, 2019	5,133,482	$ 0.66	1.19
Exercisable at November 30, 2019	5,133,482	$ 0.66	1.19

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2019 and 2018

Note H: PREFERRED STOCK

Issuances of Series A Convertible Preferred Stock

Since March 3, 2014, the Company has not offered or sold any Series A Convertible Preferred Stock and has no intent to do so during fiscal years ended November 30, 2019 and 2018.

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

All shares of redeemable convertible preferred stock have been presented outside of permanent equity in accordance with ASC 480-10, Classification and Measurement of Redeemable Securities. The Company accretes the carrying value of its Series A and B redeemable convertible preferred stock to its estimate of fair value (i.e. redemption value) at period end.

The estimated fair value of the Series A and Series B redeemable convertible preferred stock at November 30, 2019 was $177,985 and $1,873,202, respectively.

The estimated fair value of the Series A and Series B redeemable convertible preferred stock at November 30, 2018 was $163,361 and $1,725,191, respectively.

The dividends for the year ended November 30, 2019 and 2018 were $162,635 and $162,885, respectively. No dividends have been paid.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2019 and 2018

Note I: RELATED PARTY TRANSACTIONS

Notes Payable to Officer

An officer received promissory notes from the Company in exchange for loans from the officer for $85,000. The terms of the notes provide that the Company shall repay the principal of each note in full within nine months of the date of each note. In addition, the Company is obligated to pay interest at a flat rate of 6.00% upon maturity of each note. At the sole discretion of the officer, the notes may be extended for an additional nine-month term. The Officer agreed to extend the notes for an additional nine-month period. The maturity dates after the extensions are reflected below. In November 2015, the Company made a $10,000 payment to an officer towards the entire principal of one note dated December, 2013. The Company made no payment towards $28,084 accrued interest.

Date of Each Note	Amount of Each Note	Accrued Interest through the Maturity Date	Maturity Date of Each Note
December 30, 2013	$ 25,000	$ 6,804	September 29, 2016
January 24, 2014	$ 50,000	$11,983	October 23, 2016

Compensation of Officers

The Company entered into officer compensation agreements with two officer/directors. The cash amount paid to the two officers in total was $161,555 and $161,617 during the years ended November 30, 2019 and 2018, respectfully.

Note J: COMMITMENTS AND CONTINGENCIES

Royalty Payable Obligation

At January 1, 2015, the Company is obligated to pay minimum monthly royalties of approximately $80,000 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.   Royalty payable was $1,431,665 and $1,129,455 as of November 30, 2019 and 2018. For the years ended November 30, 2019 and 2018, royalty expense and the related gain/(loss) on foreign currency transactions were ($1,252) and $38,759, respectively.

Note K: LEASES

In the first quarter of fiscal 2019 the Company adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” and related amendments.

The Company leases certain property consisting principally of its corporate headquarters and a vehicle under operating leases. Many of the Company’s leases include options to renew at the Company’s discretion. The renewal options are not included in the measurement of right-of-use (“ROU”) assets and lease liabilities as the Company is not reasonably certain to exercise available options. Rent escalations occurring during the term of the leases are included in the calculation of the future minimum lease payments and the rent expense related to these leases is recognized on a straight-line basis over the lease term.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2019 and 2018

Note K: LEASES (CONTINUED)

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

The Company elected not to recognize a ROU asset and a lease liability for leases with an initial term of twelve months or less and not to separate lease and non-lease components. In addition to minimum lease payments, certain leases require payment of a proportionate share of real estate taxes and certain building operating expenses or payments based on a percentage of sales in excess of a specified base. These variable lease costs are not included in the measurement of the ROU asset or lease liability due to unpredictability of the payment amount and are recorded as a lease expense in the period incurred. The Company’s lease agreements do not contain residual value guarantees or significant restrictions or covenants other than those customary in such arrangements. As of November 30, 2019, the Company did not have material leases that had been signed but not yet commenced.

The components of lease cost are as follows:

For the year ended November 30, 2019
Operating lease cost	$147,005
Total lease cost	$147,005

The following table discloses the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of November 30, 2019:

For the year ended November 30, 2019
Remaining lease term – operating leases (years)	1.34
Incremental borrowing rate	5.57%

As of November 30, 2019, the Company had the following future minimum operating lease payments:

Fiscal Year
2020	$106,728
2021	14,049
Total lease payments	120,777
Less: interest	4,427
Total lease obligation	$125,204

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2019 and 2018

Note L: SUBSEQUENT EVENTS

On December 19, 2019, the Company received $10,000 for the exercise of warrants and plan to issue 20,000 shares of common stock.

On January 15, 2020, the Company received $75,000 for the exercise of warrants and plan to issue 200,000 shares of common stock.

In December 2019 and January 2020, the Company sold 235,977 shares of common stock and 471,954 warrants in exchange for cash of $190,000.

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

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Jeffrey A. Weiland	President and Director	March 16, 2020
Jeffrey A. Weiland

/s/ Robert S. Amaral	Chief Executive Officer,	March 16, 2020
Robert S. Amaral	Treasurer and Director
(Principal Executive and Financial Officer