Form 10-Q
period 2020-02-29
Exeo Entertainment, Inc.
filed 2020-05-29
CIK 1528760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

As of May 27, 2020, there were outstanding 29,638,383 shares of the issuer’s common stock, par value $0.0001 per share. There were also outstanding 19,500 Series A, and 229,250, Series B Preferred Shares of the issuers preferred stock, par value $0.0001 per share.

EXEO ENTERTAINMENT, INC.
Form 10-Q
Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended February 29, 2020 are not necessarily indicative of the results that can be expected for the year ending November 30, 2020.

EXEO ENTERTAINMENT, INC.
BALANCE SHEETS

	February 29,	November 30,
	2020	2019
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$75,130	$96,923
Accounts receivable	4,019	-
Prepaid expenses	40,545	51,479
Inventory	280,020	284,497
Total current assets	399,714	432,899

Operating lease assets	92,655	122,723
Property and equipment, net	46,381	44,527

TOTAL ASSETS	$538,750	$600,149

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Liabilities
Current liabilities
Accounts payable and accrued expenses	$65,194	$81,127
Accrued interest payable - related party	29,243	28,084
Payroll liabilities	190,086	184,950
Due to related parties	75,000	75,000
Royalty payable	1,493,875	1,431,665
Notes payable	7,727	9,314
Operating lease liabilities - current portion	80,896	103,439
Total current liabilities	1,942,021	1,913,579

Long-term liabilities
Notes payable	-	936
Operating lease liabilities	11,084	17,084
Total long-term liabilities	11,084	18,020

Total Liabilities	1,953,105	1,931,599

Commitments and Contingencies - Note D

Series A redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 19,500 shares issued and outstanding; 0 shares unissued as of February 29, 2020 and November 30, 2019 (liquidation preference of $113,394 and $109,738, respectively). Stated at redemption value.	181,642	177,985
Series B redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 229,250 and 234,250 shares issued and outstanding; 2,500 shares unissued as of February 29, 2020 and November 30, 2019 (liquidation preference of $958,070 and $932,317, respectively). Stated at redemption value, net of Treasury Stock (2,500 shares)	1,910,191	1,873,192

Stockholders’ deficit
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares authorized, 19,500 and 19,500 shares issued, respectively	-	-
Convertible Preferred Stock Series B - 12%, $0.0001 par value, 1,000,000 shares authorized, 229,250 and 231,690 shares issued, respectively	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized; 29,088,975 and 29,054,235 shares issued and outstanding, respectively	2,909	2,905
Additional paid-in capital	6,724,010	6,724,009
Treasury stock, Series B Preferred Stock - 2,500 shares	(12,500)	(12,500)
Stock payable	297,500	22,500
Accumulated deficit	(10,518,107)	(10,119,541)
Total stockholders’ deficit	(3,506,188)	(3,382,627)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$538,750	$600,149

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	February 29 and 28,
	2020	2019
REVENUES	$9,763	$750
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	(6,597)	(2,094)
GROSS PROFIT AND (LOSS)	3,166	(1,344)

OPERATING EXPENSES
General and administrative	322,831	291,526
Executive compensation	33,567	33,838
Professional fees	11,800	17,625
Depreciation	5,328	4,958
TOTAL OPERATING EXPENSES	373,526	347,947

LOSS FROM OPERATIONS	(370,360)	(349,291)

OTHER EXPENSE
Gain (Loss) from foreign currency transactions	13,688	(12,046)
Interest expense - related party	(1,159)	(1,147)
Interest expense	(75)	(147)
TOTAL OTHER EXPENSES	12,454	(13,340)

NET LOSS	(357,906)	(362,631)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	(40,660)	(40,660)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(398,566)	$(403,291)

NET LOSS PER SHARE: BASIC	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	29,065,306	27,326,799

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
(unaudited)

			Additional				Total
	Common Shares		Paid-In	Treasury	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Payable	Deficit	Deficit
Balance, November 30, 2019	29,054,235	$2,905	$6,724,009	$(12,500)	$22,500	$(10,119,541)	$(3,382,627)

Cash received for sale of common stock, net of issuance costs	-	-	-	-	190,000	-	190,000

Cash received for exercise of warrants, net of issuance costs					85,000		85,000

Stock issued for conversion of preferred stock	34,740	4	1	-	-	-	5

Net loss for the three months ended February 29, 2020		-	-	-	-	(398,566)	(398,566)
Balance, February 29, 2020	29,088,975	$2,909	$6,724,010	$(12,500)	$297,500	$(10,518,107)	$(3,506,188)

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
(unaudited)

			Additional				Total
	Common Shares		Paid-In	Treasury	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Payable	Deficit	Deficit
Balance, November 30, 2018	26,697,109	$2,670	$5,135,475	$(12,500)	$426,000	$(8,582,650)	$(3,031,005)

Cash received for sale of common stock	170,997	17	132,483		307,500		440,000

Stock issued for subscriptions payable	564,132	56	413,444		(413,500)		-

Stock issued for conversion of preferred stock	16,860	2	1				3

Net loss for the three months ended February 28, 2019						(403,291)	(403,291)
Balance, February 28, 2019	27,449,098	$2,745	$5,681,403	$(12,500)	$320,000	$(8,985,941)	$(2,994,293)

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	February 29 and 28,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(357,906)	$(362,631)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,327	4,958
Non cash lease expense	1,525	-
Changes in assets and liabilities
Decrease (Increase) in prepaid expenses	10,934	(22,399)
Increase in accounts receivable	(4,019)	-
Decrease in inventory	4,477	1,150
(Decrease) Increase in accounts payable and accrued expenses	(15,933)	3,163
Decrease in accrued interest - related party	1,159	1,146
Increase in payroll liabilities	5,136	5,177
Increase in royalty payable	62,210	87,122
Net Cash Used in Operating Activities	(287,090)	(282,314)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(7,180)	(39,001)
Cash Flows Used in Investing Activities	(7,180)	(39,001)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	190,000	440,001
Proceeds from exercise of warrants	85,000	-
Payments on notes payable - auto loan (principal)	(2,523)	(2,451)
Cash Flows Provided by Financing Activities	272,477	437,550

Net Change in cash and cash equivalents	(21,793)	116,235

Cash and cash equivalents, beginning of the period	96,923	104,485

Cash and cash equivalents, end of the period	$75,130	$220,720

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Dividend of redeemable preferred stock	$40,660	$40,660

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 29, 2020
(Unaudited)

Note A: BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended November 30, 2019. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three-month period ended February 29, 2020 are not necessarily indicative of the results that may be expected for the year ending November 30, 2020.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 29, 2020
(Unaudited)

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

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of February 29, 2020 and November 30, 2019 because of the relative short term nature of these instruments. At February 29, 2020 and November 30, 2019, the fair value of the Company’s debt approximates carrying value.

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

Inventory

Inventories are stated at cost, not to exceed fair market value. The cost of the Company’s inventory $280,020 and $284,497 as of February 29, 2020 and November 30, 2019, respectively has been determined using the first-in first-out (FIFO) method.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 29, 2020
(Unaudited)

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

As of February 29, 2020, the Company had accounts receivable of approximately 95% from two customers.

Allowance for Uncollectible Accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at February 29, 2020 and November 30, 2019.

Property and Equipment

Property and equipment are stated at the lower of cost or fair value. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, as follows:

Description	Estimated Life
Furniture & Equipment	5 years
Vehicles	5 years
Computer Equipment	3 years

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

Impairment of Long-Lived Assets

The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. No impairments were recorded at February 29, 2020. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 29, 2020
(Unaudited)

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

Revenue recognition occurs at the time we satisfy a performance obligation to our customers, when control transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. We only record revenue when collectability is probable.

For the three months ended February 29, 2020 and February 28, 2019, the Company recognized $9,763 and $750 in revenue, respectively.

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

Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The maximum insured by the FDIC per bank account is not an issue here since the Company’s bank accounts do not bear any interest and the FDIC limits far exceed balances on deposit. The Company’s funds were held in a single account. At February 29, 2020, the Company’s bank balance did not exceed the insured amounts.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 29, 2020
(Unaudited)

Note B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Liquidity and Going Concern

As of February 29, 2020, the Company has cumulative losses totaling $10,518,107 and negative working capital of $1,542,307. The Company incurred a net loss of $394,566 for the three months ended February 29, 2020. Due to the coronavirus pandemic, the Company has adversely affected our business, which the demand for our products has decreased and the ability of our clients to make payments for the products they currently purchased has been negatively impacted. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

Due to the coronavirus (“COVID-19”) pandemic, the demand for the Company’s products has decreased and the ability of the Company’s customers to make payments for the products that they currently purchase has been negatively impacted. It is unclear how a prolonged outbreak with travel, commercial and other similar restrictions, may adversely affect the Company business operations and the business operations of the Company’s customers and suppliers. Therefore, the Company anticipates a prolonged period will have a negative effect on business operations.

These factors raise substantial doubt about the Company’s ability to continue within one year from the date of the filing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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
February 29, 2020
(Unaudited)

Note B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC Topic 820. This guidance is effective for public companies in fiscal years beginning after December 15, 2019, with early adoption permitted. Effective January 1, 2020, we adopted ASU 2018-13. The implementation of this standard did not have any material impact on our consolidated financial statements.

Note C: COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 29,088,975 and 29,054,235 shares issued and outstanding at February 29, 2020 and November 30, 2019, respectively.

During the three months ended February 29, 2020, the Company issued 34,740 shares of common stock for the conversion of 5,000 shares of Series B Preferred Stock.

On December 19, 2019, the Company received $10,000 for the exercise of warrants. The stock was considered owed as a common stock payable as of February 29, 2020. On April 17, 2020, the Company has issued 20,000 shares out of stock payable related to exercise of warrants

On January 15, 2020, the Company received $75,000 for the exercise of warrants. The stock was considered owed as a common stock payable as of February 29, 2020. On April 17, 2020, the Company has issued 200,000 shares for the exercise of warrants.

On December 19, 2019, the Company sold 40,000 shares of common stock to an investor in exchange for $30,000. The stock was considered owed as a common stock payable as of February 29, 2020. The shares have been issued on April 17, 2020.

On December 23, 2019, the Company sold 41,177 shares of common stock to two investors in exchange for $35,000. The stock was considered owed as a common stock payable as of February 29, 2020. The shares have been issued on April 17, 2020.

On January 3, 2020, the Company sold 15,480 shares of common stock to an investor in exchange for $12,500. The stock was considered owed as a common stock payable as of February 29, 2020. The shares have been issued on April 17, 2020.

On January 15, 2020, the Company sold 15,480 shares of common stock to an investor in exchange for $12,500. The stock was considered owed as a common stock payable as of February 29, 2020. The shares have been issued on April 17, 2020.

On January 21, 2020, the Company sold 108,360 shares of common stock to an investor in exchange for $87,500. The stock was considered owed as a common stock payable as of February 29, 2020. The shares have been issued on April 17, 2020.

On February 3, 2020, the Company sold 15,480 shares of common stock to an investor in exchange for $12,500. The stock was considered owed as a common stock payable as of February 29, 2020. The shares have been issued on April 17, 2020.

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

Note D: COMMITMENTS AND CONTINGENCIES

Royalty Payable Obligation

At January 1, 2015, the Company is obligated to pay minimum monthly royalties of approximately $80,000 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract. The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars. Royalty payable was $1,493,875 as of February 29, 2020. For the three months ended February 29, 2020 and February 28, 2019, royalty expense and the related gain/(loss) on foreign currency transactions were $13,688 and ($12,046), respectively.

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 29, 2020
(Unaudited)

Note E: LEASES

In the first quarter of fiscal 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” and related amendments.

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

The Company elected not to recognize a ROU asset and a lease liability for leases with an initial term of twelve months or less and not to separate lease and non-lease components. In addition to minimum lease payments, certain leases require payment of a proportionate share of real estate taxes and certain building operating expenses or payments based on a percentage of sales in excess of a specified base. These variable lease costs are not included in the measurement of the ROU asset or lease liability due to unpredictability of the payment amount and are recorded as a lease expense in the period incurred. The Company’s lease agreements do not contain residual value guarantees or significant restrictions or covenants other than those customary in such arrangements. As of February 29, 2020, the Company did not have material leases that had been signed but not yet commenced.

The components of lease cost are as follows:

For the three months ended February 29, 2020
Operating lease cost	$18,621
Total lease cost	$18,621

EXEO ENTERTAINMENT, INC.
Notes to Financial Statements
February 29, 2020
(Unaudited)

Note E: LEASES (CONTINUED)

The following table discloses the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of February 29, 2020:

For the three months ended February 29, 2020
Remaining lease term – operating leases (years)	1.04
Incremental borrowing rate	5.57%

As of February 29, 2020, the Company had the following future minimum operating lease payments:

Fiscal Year
2020	80,896
2021	11,084
Total lease payments	91,980
Less: interest	675
Total lease obligation	$92,655

Note F: SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report except for the disclosure below.

On March 2, 2020, the Company sold 37,951 shares of common stock, 37,951 warrant A and 37,951 warrant B to an investor in exchange for $30,000. As of the date of this filing the shares have been issued.

On March 13, 2020, the Company sold 15,480 shares of common stock, 15,480 warrant A and 15,480 warrant B to an investor in exchange for $12,500. As of the date of this filing the shares have been issued.

On April 3, 2020, the Company sold 10,000 shares of common stock to an investor in exchange for $6,500. As of the date of this filing the shares have been issued.

On April 6, 2020, the Company sold 10,000 shares of common stock to an investor in exchange for $6,000. As of the date of this filing the shares have been issued.

On April 8, 2020, the Company sold 10,000 shares of common stock to an investor in exchange for $6,000. As of the date of this filing the shares have been issued.

On April 17, 2020, the Company sold 10,000 shares of common stock to an investor. As of the date of this filing the shares have been issued.

On April 17, 2020, the Company issued 235,977 shares to various investors for shares purchased during the three months ended February 29, 2020

On April 17, 2020, the Company issued 220,000 shares to two investors for exercised warrants during the three months ended February 29, 2020.

As of the date of this filing, the Company is obligated to issue 36,339 common shares to two investors, and these common shares are recorded as $22,500 in stock payable. These common shares have not been issued.

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

Activities to date

We incorporated in the state of Nevada on May 12, 2011. For the three months ended February 29, 2020, we generated minimal revenues and continue to operate at a loss. Our activities have centered on the design and engineering of peripherals in the video gaming, music, and smart TV sector.

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

Sponsorship Agreement

On July 13, 2018, the Company entered into a sponsorship agreement for headphones with Black Knight Sports and Entertainment, LLC (dba Vegas Golden Knights)(“BKSE”) for a period through June 2021. During the first NHL season, the Company was obligated to pay $230,000. For the second NHL season, the Company is obligated to pay $239,200 and for the third NHL season, the Company is obligated to pay $248,768. If the team goes into playoffs there could be additional fees due. At this time we are uncertain if the impact, if any, COVID-19 will have for our sponsorship agreement due to the suspension of the 2019-2020 NHL season.

COVID-19

Since the outset of the pandemic the US and worldwide national securities markets have undergone unprecedented stress due to the uncertainties of the pandemic and the resulting reactions and outcomes of government, business and the general population. The demand for our products has decreased and the ability of our customers to make payment for the products they currently purchase has been negatively impacted. It is unclear how a prolonged outbreak with travel, commercial and other similar restrictions, may adversely affect our business operations and the business operations of our customers and suppliers. However, we anticipate a prolonged period will have a negative effect on our business operations.

Subsidiaries

We do not have any subsidiaries.

MANAGEMENT’S DISCUSSION AND ANALYSIS

COMPARISON OF THREE MONTH RESULTS FOR THE QUARTERS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019, RESPECTIVELY

Revenues and Gross Profit

For the three months ended February 29, 2020 and 2019, the Company recognized $9,763 and $750 in revenue, respectively. Cost of sales for the quarter ended February 29, 2020 was $6,597, leading to a gross profit of $3,166 during the period. In the comparable quarter ended February 28, 2019, revenue was $750 and cost of sales was $2,094, resulting in a gross loss of $1,344.

Operating Expenses

Operating expenses were $373,526 and $347,947 for the three months ended February 29, 2020 and February 28, 2019, respectively. The increase was primarily due to general and administrative costs.

Other Income and Expenses

During the course of our business, we experienced a gain from foreign currency transactions of $13,688 in the three month period ended February 29, 2020, compared to a loss of $12,046 in the comparable period ended February 28, 2019. These gains/losses are associated with currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Interest expense associated with obligations to related parties was $1,159 and $1,147 in the three month periods ended February 29, 2020 and February 28, 2019, respectively.

Interest expense associated with non-related party obligations was $75 and $147 in the three months periods ended February 29, 2020 and February 28, 2019, respectively.

Liquidity and Capital Resources

Other than what is described in this Report, the Company had no material commitments for capital expenditures at February 29, 2020.

On May 25, 2011, Exeo Entertainment, Inc. entered into an exclusive license agreement with Digital Extreme Technologies, Inc. whereby Exeo Entertainment, Inc. will manufacture and market the Extreme Gamer and Zaaz keyboard. Exeo Entertainment, Inc. will pay Digital Extreme Technologies, Inc. a 5% royalty fee on gross sales of both products.

Unless the Royalty Agreement is modified by Psyko Audio Labs Canada and the Company, at January 1, 2016, the Company is obligated to pay minimum monthly royalties of $80,000 (CDN $100,000) per quarter for the remaining term of the contract. No such modification has been made as of the date of this report. The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars. For the three months ended February 29, 2020 and February 28, 2019, the Company made no payments towards this obligation and no royalty invoices have been received from Psyko Audio Labs. Royalty payable was $1,493,875 as of February 29, 2020.

The Company has an office and warehouse rental lease obligation through September 30, 2020, which equals $63,942 as of February 29, 2020. The monthly minimum rental payment is $8,769. Rent expense was $18,621 and $25,874 for the three months ended February 29, 2020 and February 28, 2019, respectively.

Cash Flow Information

On February 29, 2020, the Company had working capital of approximately $(1,542,307). On November 30, 2019, the Company had working capital of approximately $(1,480,680). The decrease in working capital of $67,627 primarily relates to an increase in royalty payable in the amount of $62,210 during the three months ending February 29, 2020. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

The Company had cash and cash equivalents of approximately $75,130 and $96,923 at February 29, 2020 and November 30, 2019, respectively. This represents a decrease in cash of $21,793.

Cash used in Operating Activities

The Company used approximately $287,090 of cash for operating activities in the three months ended February 29, 2020 as compared to using $282,314 of cash for operating activities in the three months ended February 28, 2020. This increase in cash used in operating activities, is primarily attributed to increase in net loss, accounts receivable and accounts payable.

Cash used in Investing Activities

The Company used approximately $7,180 of cash for investing activities in the three months ended February 29, 2020 as compared to using $39,001 of cash for investing activities in the three months ended February 28, 2019. This decrease in cash used in investing activities, is primarily attributed to equipment purchased.

Cash Provided by Financing Activities

Financing activities in the three months ended February 29, 2020 provided $272,477 of cash as compared to providing $437,550 of cash in the three months ended February 28, 2019. The difference is attributable to the decrease in cash receipts from sales of the Company’s common stock.

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

As of February 29, 2020, the Company has cumulative losses totaling $10,518,107 and negative working capital of $1,542,307. The Company incurred a net loss of $394,566 for the three months ended February 29, 2020.

Due to the coronavirus (“COVID-19”) pandemic, the demand for the Company’s products has decreased and the ability of the Company’s customers to make payments for the products that they currently purchase has been negatively impacted. It is unclear how a prolonged outbreak with travel, commercial and other similar restrictions, may adversely affect the Company business operations and the business operations of the Company’s customers and suppliers. Therefore, the Company anticipates a prolonged period will have a negative effect on business operations.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting may not be effective as of February 29, 2020. Other than our two officers, we have no employees or contractors that have the authority to implement any changes in our internal control or financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended February 29, 2020, the Company sold 235,977 shares of common stock for cash totaling $190,000. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. The stock was subscribed for; however, the certificates representing the shares were not issued as of February 29, 2020 and, resultantly, are considered owed as a common stock payable of $190,000. As the date of filing, these common shares have been issued.

During the three months ended February 29, 2020, the Company received $85,000 for the exercise of warrants. The stock was subscribed for; however, the certificates representing the shares were not issued as of February 29, 2020 and, resultantly, are considered owed as a common stock payable of $85,000. As the date of filing, these common shares have been issued.

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

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Jeffrey A. Weiland	President and Director	May 28, 2020
Jeffrey A. Weiland

/s/ Robert S. Amaral	Chief Executive Officer,	May 28, 2020
Robert S. Amaral	Treasurer and Director
(Principal Executive and Financial Officer)