Form 10-Q
period 2020-05-31
Exeo Entertainment, Inc.
filed 2020-07-20
CIK 1528760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

As of the July 17, 2020, there were outstanding 29,816,175 shares of the issuer’s common stock, par value $0.0001 per share. There were also outstanding 19,500 Series A, and 229,250, Series B Preferred Shares of the issuers preferred stock, par value $0.0001 per share.

EXEO ENTERTAINMENT, INC.
Form 10-Q
Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended May 31, 2020 are not necessarily indicative of the results that can be expected for the year ending November 30, 2020.

EXEO ENTERTAINMENT, INC.
BALANCE SHEETS

	May 31,	November 30,
	2020	2019
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$88,903	$96,923
Accounts receivable	186	-
Prepaid expenses	37,545	51,479
Inventory	275,465	284,497
Total current assets	402,099	432,899

Operating lease assets	62,173	122,723
Property and equipment, net	40,426	44,527

TOTAL ASSETS	$504,698	$600,149

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Liabilities
Current liabilities
Accounts payable and accrued expenses	$78,400	$81,127
Accrued interest payable - related party	30,413	28,084
Payroll liabilities	193,980	184,950
Due to related parties	75,000	75,000
Royalty payable	1,525,850	1,431,665
Notes payable	5,184	9,314
Operating lease liabilities - current portion	55,814	103,439
Total current liabilities	1,964,641	1,913,579

Long-term liabilities
Loan payable	29,740	-
Notes payable	-	936
Operating lease liabilities	6,794	17,084
Total long-term liabilities	36,534	18,020

Total Liabilities	2,001,175	1,931,599

Commitments and Contingencies - Note D

Series A redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 19,500 shares issued and outstanding; 0 shares unissued as of May 31, 2020 and November 30, 2019 (liquidation preference of $117,050 and $109,738, respectively). Stated at redemption value.	185,296	177,985
Series B redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 229,250 and 234,250 shares issued and outstanding; 2,500 shares unissued as of May 31, 2020 and November 30, 2019 (liquidation preference of $1,000,449 and $932,317, respectively). Stated at redemption value, net of Treasury Stock (2,500 shares)	1,947,195	1,873,192

Stockholders’ deficit
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares authorized, 19,500 and 19,500 shares issued, respectively	-	-
Convertible Preferred Stock Series B - 12%, $0.0001 par value, 1,000,000 shares authorized, 229,250 and 231,690 shares issued, respectively	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized; 29,683,383 and 29,054,235 shares issued and outstanding, respectively	2,969	2,905
Additional paid-in capital	7,094,612	6,724,009
Treasury stock, Series B Preferred Stock - 2,500 shares	(12,500)	(12,500)
Stock payable	41,076	22,500
Accumulated deficit	(10,755,125)	(10,119,541)
Total stockholders’ deficit	(3,628,968)	(3,382,627)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$504,698	$600,149

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the six months ended
	May 31,		May 31,
	2020	2019	2020	2019
REVENUES	$4,513	$125,062	$14,276	$125,812
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	(5,517)	(69,300)	(12,114)	(71,394)
GROSS PROFIT AND (LOSS)	(1,004)	55,762	2,162	54,418

OPERATING EXPENSES
General and administrative	182,489	228,720	505,320	520,246
Executive compensation	25,448	47,374	59,015	81,212
Professional fees	20,122	23,923	31,922	41,548
Depreciation	5,953	2,641	11,281	7,599
TOTAL OPERATING EXPENSES	234,012	302,658	607,538	650,605

LOSS FROM OPERATIONS	(235,016)	(246,896)	(605,376)	(596,187)

OTHER EXPENSE
Gain (Loss) from foreign currency transactions	39,889	33,789	53,577	21,743
Interest expense - related party	(1,171)	(1,171)	(2,330)	(2,318)
Interest expense	(60)	(127)	(135)	(274)
TOTAL OTHER EXPENSES	38,658	32,491	51,112	19,151

NET LOSS	(196,358)	(214,405)	(554,264)	(577,036)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	(40,660)	(40,660)	(81,320)	(81,320)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(237,018)	$(255,065)	$(635,584)	$(658,356)

NET LOSS PER SHARE: BASIC	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	29,382,538	27,807,299	29,224,789	27,569,689

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
(unaudited)

			Additional				Total
	Common Shares		Paid-In	Treasury	Stock	Deficit	Stockholders’
	Shares	Amount	Capital	Stock	Payable	Accumulated	Deficit
Balance, November 30, 2019	29,054,235	$2,905	$6,724,009	$(12,500)	$22,500	$(10,119,541)	$(3,382,627)

Cash received for sale of common stock, net of issuance costs	-	-	-	-	190,000	-	190,000

Cash received for exercise of warrants, net of issuance costs					85,000		85,000

Stock issued for conversion of preferred stock	34,740	4	1	-	-	-	5

Net loss for the three months ended February 29, 2020		-	-	-	-	(398,566)	(398,566)

Balance, February 29, 2020	29,088,975	$2,909	$6,724,010	$(12,500)	$297,500	$(10,518,107)	$(3,506,188)

Stock issued for subscriptions payable	235,977	24	189,976	-	(190,000)	-	-

Stock issued for warrants exercises	220,000	22	84,978	-	(85,000)	-	-

Cash received for issuance of common stock, net of issuance costs	128,431	13	87,149	-	-	-	87,162

Common stock issued for services	10,000	1	8,499	-	-	-	8,500

Cash received for warrants exercises	-	-	-	-	18,576	-	18,576

Net loss for the three months ended May, 31, 2020	-	-	-	-	-	(237,018)	(237,018)

Balance, May 31, 2020	29,683,383	$2,969	$7,094,612	$(12,500)	$41,076	$(10,755,125)	$(3,628,968)

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
(unaudited)

			Additional				Total
	Common Shares		Paid-In	Treasury	Stock	Deficit	Stockholders’
	Shares	Amount	Capital	Stock	Payable	Accumulated	Deficit
Balance, November 30, 2018	26,697,109	$2,670	$5,135,475	$(12,500)	$426,000	$(8,582,650)	$(3,031,005)

Cash received for sale of common stock	170,997	17	132,483	-	307,500	-	440,000

Stock issued for subscriptions payable	564,132	56	413,444	-	(413,500)	-	-

Stock issued for conversion of preferred stock	16,860	2	1	-	-	-	3

Net loss for the three months ended February 28, 2019						(403,291)	(403,291)
Balance, February 28, 2019	27,449,098	$2,745	$5,681,403	$(12,500)	$320,000	$(8,985,941)	$(2,994,293)

Adoption of lease accounting	-	-	-	-	-	4,438	4,438

Stock issued for subscriptions payable	363,155	36	306,263	-	(307,500)	-	(1,201)

Stock issued for conversion of preferred stock	17,489	2	1	-	-	-	3

Cash received for warrant exercises	-	-	-	-	275,985	-	275,985

Net loss for the three months ended May, 31, 2019	-	-	-	-	-	(255,065)	(255,065)
Balance, May 31, 2019	27,829,742	$2,783	$5,987,667	$(12,500)	$288,485	$(9,236,568)	$(2,970,133)

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended
	May 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(554,264)	$(577,036)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	11,281	7,599
Non cash lease expense	2,635	2,708
Shares issued for services	8,500	-
Changes in assets and liabilities
Decrease (Increase) in prepaid expenses	13,934	362
Increase in accounts receivable	(186)	(123,900)
Decrease (Increase) in inventory	9,032	(29,458)
(Decrease) Increase in accounts payable and accrued expenses	(2,726)	(6,715)
Increase in accrued interest - related party	2,329	2,318
Increase in payroll liabilities	9,030	12,425
Increase in royalty payable	94,185	127,958
Net Cash Used in Operating Activities	(406,250)	(583,739)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(7,180)	(39,001)
Cash Flows Used in Investing Activities	(7,180)	(39,001)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	277,160	714,790
Proceeds from exercise of warrants	103,576	-
Proceeds from loan payable	29,740	-
Payments on notes payable - auto loan (principal)	(5,066)	(4,923)
Cash Flows Provided by Financing Activities	405,410	709,867

Net Change in cash and cash equivalents	(8,020)	87,127

Cash and cash equivalents, beginning of the period	96,923	104,485

Cash and cash equivalents, end of the period	$88,903	$191,612

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Dividend of redeemable preferred stock	$81,320	$81,320

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

May 31, 2020

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

Operating results for the six-month period ended May 31, 2020 are not necessarily indicative of the results that may be expected for the year ending November 30, 2020.

As of May 31, 2020, the Company has cumulative losses totaling $10,755,125 and negative working capital of $1,562,542. The Company incurred a net loss of $554,264 for the six months ended May 31, 2020. Due to the coronavirus pandemic, the Company has adversely affected our business, which the demand for our products has decreased. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

May 31, 2020

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

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of May 31, 2020 and November 30, 2019 because of the relative short term nature of these instruments. At May 31, 2020 and November 30, 2019, the fair value of the Company’s debt approximates carrying value.

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

Inventory

Inventories are stated at cost, not to exceed fair market value. The cost of the Company’s inventory $275,465 and $284,497 as of May 31, 2020 and November 30, 2019, respectively has been determined using the first-in first-out (FIFO) method.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

May 31, 2020

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

As of May 31, 2020, the Company had accounts receivable of approximately 95% from two customers.

Allowance for Uncollectible Accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at May 31, 2020 and November 30, 2019.

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

Impairment of Long-Lived Assets

The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. No impairments were recorded at May 31, 2020. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

May 31, 2020

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

For the six months ended May 31, 2020 and 2019, the Company recognized $14,276 and $125,812 in revenue, respectively.

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

Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The maximum insured by the FDIC per bank account is not an issue here since the Company’s bank accounts do not bear any interest and the FDIC limits far exceed balances on deposit. The Company’s funds were held in a single account. At May 31, 2020, the Company’s bank balance did not exceed the insured amounts.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

May 31, 2020

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

Liquidity and Going Concern

The Company has incurred an accumulated deficit of $10,755,125 since inception. The Company incurred significant initial research and product development costs, including expenditures associated with hardware engineering and the design and development of its hardware components and prototypes associated with the Zaaz™ keyboard, the Extreme Gamer, and the Psyko Krypton™ surround sound gaming headphones. The Company also incurred costs associated with its acquisition of property, plant and equipment for its 10,000 square foot office and warehouse.

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

May 31, 2020

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

Note C: COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 29,683,383 and 29,054,235 shares issued and outstanding at May 31, 2020 and November 30, 2019, respectively.

During the six months ended May 31, 2020, the Company issued 34,740 shares of common stock for the conversion of 5,000 shares of Series B Preferred Stock.

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

On April 14, 2020, the company issued 20,000 shares of common stock to an investor in exchange for $10,000.

On April 17, 2020, the company issued 83,431 shares of common stock to various investors in exchange for $61,000.

On April 17, 2020, the company issued 10,000 shares of common stock for services rendered of $8,500. The shares were valued according the closing price of the common stock as quoted on the OTC Electronic Bulletin Board Quotation System on the grant date.

On May 1, 2020, the company issued 25,000 shares of common stock to an investor in exchange for $17,500.

On May 29, 2020, the company received $18,576 for warrants exercises of 37,152 common shares. The stock was considered owed as a common stock payable as of May 31. As the date of filing, the shares have not been issued.

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

Note D: COMMITMENTS AND CONTINGENCIES

Royalty Payable Obligation

At January 1, 2015, the Company is obligated to pay minimum monthly royalties of approximately $80,000 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.  Royalty payable was $1,525,850 as of May 31, 2020. For the six months ended May 31, 2020 and 2019, royalty expense and the related gain on foreign currency transactions were $53,577 and 21,743, respectively.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

May 31, 2020

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

The Company elected not to recognize a ROU asset and a lease liability for leases with an initial term of twelve months or less and not to separate lease and non-lease components. In addition to minimum lease payments, certain leases require payment of a proportionate share of real estate taxes and certain building operating expenses or payments based on a percentage of sales in excess of a specified base. These variable lease costs are not included in the measurement of the ROU asset or lease liability due to unpredictability of the payment amount and are recorded as a lease expense in the period incurred. The Company’s lease agreements do not contain residual value guarantees or significant restrictions or covenants other than those customary in such arrangements. As of May 31, 2020, the Company did not have material leases that had been signed but not yet commenced.

The components of lease cost are as follows:

For the six months ended May 31, 2020
Operating lease cost	$55,355
Total lease cost	$55,355

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

May 31, 2020

(Unaudited)

Note E: LEASES (CONTINUED)

The following table discloses the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of May 31, 2020:

For the six months ended May 31, 2020
Remaining lease term – operating leases (years)	0.92
Incremental borrowing rate	5.57%

As of May 31, 2020, the Company had the following future minimum operating lease payments:

Fiscal Year
2020	55,814
2021	6,794
Total lease payments	62,608
Less: interest	435
Total lease obligation	$62,173

Note F: Loan Payable

On May 26, 2020, the Company executed the Paycheck Protection Loan (“Loan”) with Wells Fargo Bank for $29,740. The loan is due on May 26, 2022. The Company agreed the loan bears interest at 1% per annum. The Company needs to pay $1,252.09 monthly payment starting at November 26, 2020.

Note G: SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report except for the disclosure below.

On June 8, 2020, the Company sold 13,841 shares of common stock, to an investor in exchange for $10,000. As of the date of this filing the shares have been issued.

On June 8, 2020, the Company received $28,334 for warrants exercises of 56,667 common shares. As of the date of this filing the shares have been issued.

On June 22, 2020, the Company sold 62,284 shares of common stock to two investors in exchange for $45,000. As of the date of this filing the shares have been issued.

As of the date of this filing, the Company is obligated to issue 73,491 common shares to two investors, and these common shares are recorded as $41,076 in stock payable. These common shares have not been issued.

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

Activities to date

We incorporated in the state of Nevada on May 12, 2011. For the six months ended May 31, 2020, we generated minimal revenues and continue to operate at a loss. Our activities have centered on the design and engineering of peripherals in the video gaming, music, and smart TV sector.

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

Subsidiaries

We do not have any subsidiaries.

MANAGEMENT’S DISCUSSION AND ANALYSIS

COMPARISON OF THREE MONTHS RESULTS FOR THE QUARTERS ENDED MAY 31, 2020 AND 2019, RESPECTIVELY

Revenues and Gross Profit

For the three months ended May 31, 2020 and 2019, the Company recognized $4,513 and $125,062 in revenue, respectively. Cost of sales for the quarter ended May 31, 2020 was $5,517, leading to a gross loss of $1,004 during the period. In the comparable quarter ended May 31, 2019, revenue was $125,062 and cost of sales was $69,300, resulting in a gross profit of $55,762.

Operating Expenses

Operating expenses were $234,012 and $302,658 for the three months ended May 31, 2020 and 2019, respectively. The decrease was primarily due to executive compensations.

Other Income and Expenses

During the course of our business, we experienced a gain from foreign currency transactions of $39,889 in the three months period ended May 31, 2020, compared to a gain of $33,789 in the comparable period ended May 31, 2019. These gains are associated with currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Interest expense associated with obligations to related parties was $1,171 and $1,171 in the three months periods ended May 31, 2020 and 2019, respectively.

Interest expense associated with non-related party obligations was $60 and $127 in the three months periods ended May 31, 2020 and 2019, respectively.

COMPARISON OF SIX MONTHS RESULTS FOR THE QUARTERS ENDED MAY 31, 2020 AND 2019, RESPECTIVELY

Revenues and Gross Profit

For the six months ended May 31, 2020 and 2019, the Company recognized $14,276 and $125,812 in revenue, respectively.   Cost of sales for the period ended May 31, 2020 was $12,114, leading to a gross profit of $2,162 during the period. In the comparable six months ended May 31, 2019, revenue was $125,812 and cost of sales was $71,394, resulting in a gross profit of $54,418.

Operating Expenses

Operating expenses were $607,538 and $650,605 for the six months ended May 31, 2020 and 2019, respectively. The decrease was primarily due to executive compensations.

Other Income and Expenses

During the course of our business, we experienced a gain from foreign currency transactions of $53,577 in the six months period ended May 31, 2020, compared to a gain of $21,743 in the comparable period ended May 31, 2019. These gains are associated with currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Interest expense associated with obligations to related parties was $2,330 and $2,318 in the six months periods ended May 31, 2020 and 2019, respectively.

Interest expense associated with non-related party obligations was $135 and $274 in the six months periods ended May 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Other than what is described in this Report, the Company had no material commitments for capital expenditures at May, 2020.

On May 25, 2011, Exeo Entertainment, Inc. entered into an exclusive license agreement with Digital Extreme Technologies, Inc. whereby Exeo Entertainment, Inc. will manufacture and market the Extreme Gamer and Zaaz keyboard. Exeo Entertainment, Inc. will pay Digital Extreme Technologies, Inc. a 5% royalty fee on gross sales of both products.

Unless the Royalty Agreement is modified by Psyko Audio Labs Canada and the Company, at January 1, 2016, the Company is obligated to pay minimum monthly royalties of $80,000 (CDN $100,000) per quarter for the remaining term of the contract.  No such modification has been made as of the date of this report. The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars. For the six months ended May 31, 2020 and 2019, the Company made no payments towards this obligation and no royalty invoices have been received from Psyko Audio Labs. Royalty payable was $1,525,850 as of May 31, 2020.

The Company has an office and warehouse rental lease obligation through September 30, 2020, which equals $37,750 as of May 31, 2020. The monthly minimum rental payment is $8,769. Rent expense was $46,835 and $56,111 for the six months ended May 31, 2020 and 2019, respectively.

Cash Flow Information

On May 31, 2020, the Company had working capital of approximately $(1,562,542). On November 30, 2019, the Company had working capital of approximately $(1,480,680). The decrease in working capital of $81,863 primarily relates to an increase in royalty payable in the amount of $94,185 during the six months ending May 31, 2020. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

The Company had cash and cash equivalents of approximately $88,903 and $96,923 at May 31, 2020 and November 30, 2019, respectively. This represents a decrease in cash of $8,020.

Cash used in Operating Activities

The Company used approximately $406,250 of cash for operating activities in the six months ended May 31, 2020 as compared to using $583,739 of cash for operating activities in the six months ended May 31, 2020. This decrease in cash used in operating activities, is primarily attributed to decrease in net loss, accounts receivable and accounts payable.

Cash used in Investing Activities

The Company used approximately $7,180 of cash for investing activities in the six months ended May 31, 2020 as compared to using $39,001 of cash for investing activities in the six months ended May 31, 2019. This decrease in cash used in investing activities, is primarily attributed to equipment purchased.

Cash Provided by Financing Activities

Financing activities in the six months ended May 31, 2020 provided $405,410 of cash as compared to providing $709,867 of cash in the six months ended May 31, 2019. The difference is attributable to the decrease in cash receipts from sales of the Company’s common stock.

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

As of May 31, 2020, the Company has cumulative losses totaling $10,755,125 and negative working capital of $1,562,542. The Company incurred a net loss of $554,264 for the six months ended May 31, 2020.

We have negative working capital and have not yet received significant revenues from sales of products. Due to the coronavirus pandemic, the Company has adversely affected our business, which the demand for our products has decreased. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal controls over financial reporting are not effective as of May 31, 2020. Other than our two officers, we have no employees or contractors that have the authority to implement any changes in our internal control or financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended May 31, 2020, the Company sold 364,408 shares of common stock for cash totaling $277,162. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. The stock was subscribed for; however, the certificates representing the shares were not issued as of May 31, 2020 and, resultantly, are considered owed as a common stock payable of $22,500. As the date of filing, these common shares have been issued.

During the six months ended May 31, 2020, the Company received $103,576 for the exercise of warrants. The stock was subscribed for; however, the certificates representing the shares were not issued as of May 31, 2020 and, resultantly, are considered owed as a common stock payable of $18,576. As the date of filing, 220,000 shares have been issued, and 37,152 shares have not been issued.

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

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Jeffrey A. Weiland	President and Director	July 20, 2020
Jeffrey A. Weiland

/s/ Robert S. Amaral	Chief Executive Officer,	July 20, 2020
Robert S. Amaral	Treasurer and Director
(Principal Executive and Financial Officer)