Form 10-Q
period 2020-08-31
Exeo Entertainment, Inc.
filed 2020-10-20
CIK 1528760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

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

As of the October 19, 2020, there were outstanding 29,853,327 shares of the issuer’s common stock, par value $0.0001 per share. There were also outstanding 19,500 Series A, and 229,250, Series B Preferred Shares of the issuers preferred stock, par value $0.0001 per share.

EXEO ENTERTAINMENT, INC.
Form 10-Q
Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended August 31, 2020 are not necessarily indicative of the results that can be expected for the year ending November 30, 2020.

EXEO ENTERTAINMENT, INC.
BALANCE SHEETS

	August 31,	November 30,
	2020	2019
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$100,773	$96,923
Accounts receivable	671	-
Prepaid expenses	25,558	51,479
Inventory	273,168	284,497
Total current assets	400,170	432,899

Operating lease assets	31,269	122,723
Property and equipment, net	34,766	44,527

TOTAL ASSETS	$466,205	$600,149

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Liabilities
Current liabilities
Accounts payable and accrued expenses	$79,598	$81,127
Accrued interest payable - related party	31,585	28,084
Payroll liabilities	199,074	184,950
Due to related parties	75,000	75,000
Royalty payable	1,683,223	1,431,665
Notes payable	2,623	9,314
PPP loan payable	29,740	-
Operating lease liabilities - current portion	29,944	103,439
Total current liabilities	2,130,787	1,913,579

Long-term liabilities
Notes payable	-	936
Operating lease liabilities	2,448	17,084
Total long-term liabilities	2,448	18,020

Total Liabilities	2,133,235	1,931,599

Commitments and Contingencies - Note D

Series A redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 19,500 shares issued and outstanding; 0 shares unissued as of August 31, 2020 and November 30, 2019 (liquidation preference of $111,205 and $109,738, respectively). Stated at redemption value.	189,205	177,985
Series B redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 229,250 and 234,250 shares issued and outstanding; 2,500 shares unissued as of August 31, 2020 and November 30, 2019 (liquidation preference of $1,040,567 and $932,317, respectively). Stated at redemption value, net of Treasury Stock (2,500 shares)	1,842,642	1,873,192

Stockholders’ deficit
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares authorized, 19,500 and 19,500 shares issued, respectively	-	-
Convertible Preferred Stock Series B - 12%, $0.0001 par value, 1,000,000 shares authorized, 229,250 and 231,690 shares issued, respectively	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized; 29,853,327 and 29,054,235 shares issued and outstanding, respectively	2,986	2,905
Additional paid-in capital	7,380,018	6,724,009
Treasury stock, Series B Preferred Stock - 2,500 shares	(12,500)	(12,500)
Stock payable	107,500	22,500
Accumulated deficit	(11,176,881)	(10,119,541)
Total stockholders’ deficit	(3,698,877)	(3,382,627)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$466,205	$600,149

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the nine months ended
	August 31,		August 31,
	2020	2019	2020	2019
REVENUES	$5,101	$11,678	$19,377	$137,490
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	(3,213)	(16,701)	(15,327)	(88,095)
GROSS PROFIT AND (LOSS)	1,888	(5,023)	4,050	49,395

OPERATING EXPENSES
General and administrative	208,383	241,641	713,703	761,887
Executive compensation	33,297	40,068	92,312	121,280
Professional fees	12,866	10,010	44,788	51,558
Depreciation	5,660	10,992	16,941	18,591
TOTAL OPERATING EXPENSES	260,206	302,711	867,744	953,316

LOSS FROM OPERATIONS	(258,318)	(307,734)	(863,744)	(903,921)

OTHER EXPENSE
Gain (Loss) from foreign currency transactions	(82,933)	(19,842)	(29,356)	1,901
Other income	3,750	-	3,750	-
Interest expense - related party	(1,171)	(1,172)	(3,501)	(3,490)
Interest and financing expense	(1,811)	(110)	(44,649)	(384)
TOTAL OTHER EXPENSES	(82,165)	(21,124)	(73,756)	(1,973)

NET LOSS	(340,483)	(328,858)	(937,450)	(905,894)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	(38,570)	(40,660)	(119,890)	(121,980)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(379,053)	$(369,518)	$(1,057,340)	$(1,027,874)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	29,842,376	28,328,102	29,431,400	27,824,339

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
(unaudited)

			Additional				Total
	Common Shares		Paid-In	Treasury	Stock	Deficit	Stockholders’
	Shares	Amount	Capital	Stock	Payable	Accumulated	Deficit
Balance, November 30, 2019	29,054,235	$2,905	$6,724,009	$(12,500)	$22,500	$(10,119,541)	$(3,382,627)

Cash received for sale of common stock, net of issuance costs	-	-	-	-	190,000	-	190,000

Cash received for exercise of warrants, net of issuance costs					85,000		85,000

Stock issued for conversion of preferred stock	34,740	4	1	-	-	-	5

Modification of warrants	-	-	41,460	-	-	-	41,460

Net loss for the three months ended February 29, 2020		-	-	-	-	(440,026)	(440,026)

Balance, February 29, 2020	29,088,975	2,909	6,765,470	(12,500)	297,500	(10,559,567)	(3,506,188)

Stock issued for subscriptions payable	235,977	24	189,976	-	(190,000)	-	-

Stock issued for warrants exercises	220,000	22	84,978	-	(85,000)	-	-

Cash received for issuance of common stock, net of issuance costs	128,431	13	87,149	-	-	-	87,162

Common stock issued for services	10,000	1	8,499	-	-	-	8,500

Cash received for warrants exercises	-	-	-	-	18,576	-	18,576

Modification of warrants	-	-	1,243	-	-	-	1,243

Net loss for the three months ended May, 31, 2020	-	-	-	-	-	(238,261)	(238,261)

Balance, May 31, 2020	29,683,383	2,969	7,137,315	(12,500)	41,076	(10,797,828)	(3,628,968)

Stock issued for warrants exercises	93,819	9	46,900	-	(28,576)	-	18,333

Cash received for issuance of common stock, net of issuance costs	76,125	8	54,893	-	25,000	-	79,901

Cash received for warrants exercises	-	-	-	-	70,000	-	70,000

Adjustment of conversion of preferred stock	-	-	139,214	-	-	-	139,214

Modification of warrants	-	-	1,696	-	-	-	1,696

Net loss for the three months ended	-	-	-	-	-	(379,053)	(379,053)

Balance, August 31, 2020	29,853,327	$2,986	$7,380,018	$(12,500)	$107,500	$(11,176,881)	$(3,698,877)

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
(unaudited)

			Additional				Total
	Common Shares		Paid-In	Treasury	Stock	Deficit	Stockholders’
	Shares	Amount	Capital	Stock	Payable	Accumulated	Deficit
Balance, November 30, 2018	26,697,109	$2,670	$5,135,475	$(12,500)	$426,000	$(8,582,650)	$(3,031,005)

Cash received for sale of common stock	170,997	17	132,483	-	307,500	-	440,000

Stock issued for subscriptions payable	564,132	56	413,444	-	(413,500)	-	-

Stock issued for conversion of preferred stock	16,860	2	1	-	-	-	3

Net loss for the three months ended February 28, 2019						(403,291)	(403,291)

Balance, February 28, 2019	27,449,098	2,745	5,681,403	(12,500)	320,000	(8,985,941)	(2,994,293)

Adoption of lease accounting	-	-	-	-	-	4,438	4,438

Stock issued for subscriptions payable	363,155	36	306,263	-	(307,500)	-	(1,201)

Stock issued for conversion of preferred stock	17,489	2	1	-	-	-	3

Cash received for warrant exercises	-	-	-	-	275,985	-	275,985

Net loss for the three months ended May, 31, 2019	-	-	-	-	-	(255,062)	(255,062)

Balance, May 31, 2019	27,829,742	2,783	5,987,667	(12,500)	288,485	(9,236,565)	(2,970,130)

Stock issued for subscriptions payable	551,969	55	275,930	-	(275,985)	-	-

Cash received for sale of common stock	236,462	24	177,676	-	-	-	177,700

Cash received for warrant exercises	74,200	7	37,113	-	-	-	37,120

Common stock issued for services	45,000	5	42,745	-	-	-	42,750

Net loss for the three months ended	-	-	-	-	-	(369,518)	(369,518)

Balance, August 31, 2019	28,737,373	$2,874	$6,521,131	$(12,500)	$12,500	$(9,606,083)	$(3,082,078)

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended
	August 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(937,450)	$(905,894)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	16,941	16,291
Non cash lease expense	3,323	6,736
Shares issued for services	8,500	42,750
Modification of warrants	44,399	6,736
Changes in assets and liabilities
Decrease (Increase) in prepaid expenses	25,921	53,492
Increase in accounts receivable	(671)	(2,140)
Decrease (Increase) in inventory	11,329	(281,612)
(Decrease) Increase in accounts payable and accrued expenses	(1,529)	33,936
Increase in accrued interest - related party	3,501	3,489
Increase in payroll liabilities	14,124	17,561
Increase in royalty payable	251,558	223,442
Net Cash Used in Operating Activities	(560,054)	(791,949)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(7,180)	(39,000)
Cash Flows Used in Investing Activities	(7,180)	(39,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	358,500	929,610
Proceeds from exercise of warrants	190,470	-
Proceeds from PPP loan	29,740	-
Payments on notes payable - auto loan (principal)	(7,626)	(7,411)
Cash Flows Provided by Financing Activities	571,084	922,199

Net Change in cash and cash equivalents	3,850	91,250

Cash and cash equivalents, beginning of the period	96,923	104,485

Cash and cash equivalents, end of the period	$100,773	$195,735

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash operating activities:
Stock issued for services	$8,500	$42,750
Non-cash financing activities:
Dividend of redeemable preferred stock	$119,890	$121,980

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

August 31, 2020

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

Operating results for the nine-month period ended August 31, 2020 are not necessarily indicative of the results that may be expected for the year ending November 30, 2020.

As of August 31, 2020, the Company has cumulative losses totaling $11,176,881 and negative working capital of $1,730,617. The Company incurred a net loss of $937,450 for the nine months ended August 31, 2020. Due to the coronavirus pandemic, the Company has adversely affected our business, which the demand for our products has decreased. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

August 31, 2020

(Unaudited)

Note B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company was incorporated in Nevada on May 12, 2011. The Company is based in Las Vegas, Nevada, and designs, develops, licenses, manufactures, and distributes its products. We received inventory of the Krankz™ Bluetooth Wireless Headsets, and we also are also working with Vegas Golden Knight NHL team and have designed a custom headphone for them. and other new peripheral products for the video gaming industry, including the Psyko Krypton™ surround sound gaming headphones. We have an “Exclusive Distributor” Agreement with Axcel Electronics Thailand Company Limited (Cableicons, Inc.) which covers the USA and Canada to distribute and sell the “Ford Officially Licensed Cell Phone Accessories” in all wholesale and retail channels.

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

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of August 31, 2020 and November 30, 2019 because of the relative short term nature of these instruments. At August 31, 2020 and November 30, 2019, the fair value of the Company’s debt approximates carrying value.

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

Inventory

Inventories are stated at cost, not to exceed fair market value. The cost of the Company’s inventory $273,168 and $284,497 as of August 31, 2020 and November 30, 2019, respectively has been determined using the first-in first-out (FIFO) method.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

August 31, 2020

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

Allowance for Uncollectible Accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at August 31, 2020 and November 30, 2019.

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

Impairment of Long-Lived Assets

The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. No impairments were recorded at August 31, 2020. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

August 31, 2020

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

For the nine months ended August 31, 2020 and 2019, the Company recognized $19,377 and $137,490 in revenue, respectively.

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

Reclassification of Temporary Equity

During the nine months ended August 31, 2020, the Company reclassified $139,214 Series B redeemable convertible preferred stock to additional paid-in capital after the Company reevaluated the conversion of preferred stock.

Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The maximum insured by the FDIC per bank account is not an issue here since the Company’s bank accounts do not bear any interest and the FDIC limits far exceed balances on deposit. The Company’s funds were held in a single account. At August 31, 2020, the Company’s bank balance did not exceed the insured amounts.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

 August 31, 2020

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

Liquidity and Going Concern

The Company has incurred an accumulated deficit of $11,176,881 since inception. The Company incurred significant initial research and product development costs, including expenditures associated with hardware engineering and the design and development of its hardware components and prototypes associated with the Zaaz™ keyboard, the Extreme Gamer, and the Psyko Krypton™ surround sound gaming headphones. The Company also incurred costs associated with its acquisition of property, plant and equipment for its 10,000 square foot office and warehouse.

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

August 31, 2020

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. This amendment is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.

Note C: COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 29,853,327 and 29,054,235 shares issued and outstanding at August 31, 2020 and November 30, 2019, respectively. As of August 31, 2020, the Company had stock payable of $107,500 that represents 220,941 shares of common stock, as compared to November 30, 2019, the Company had stock payable of $22,500 that represents 36,339 shares of common stock. The amounts in stock payable represent shares that will be issued in the future.

During the nine months ended August 31, 2020, the Company issued 34,740 shares of common stock for the conversion of 5,000 shares of Series B Preferred Stock.

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

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

August 31, 2020

(Unaudited)

Note C: COMMON STOCK (CONTINUED)

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

On May 29, 2020, the Company received $18,576 for warrants exercises of 37,152 common shares. The stock was considered owed as a common stock payable as of May 31. On June 25, 2020, the shares have been issued.

On June 8, 2020, the Company issued 16,667 shares of common stock for warrants exercises in exchange of $8,334.

On June 8, 2020, the Company issued 33,841 shares of common stock to two investors in exchange for $20,000.

On June 19, 2020, the Company received $10,000 for warrants exercises of 20,000 common shares. The stock was considered owed as a common stock payable as of August 31, 2020. As the date of filing, the shares have not been issued.

On June 22, 2020, the Company issued 62,284 shares of common stock to two investors in exchange for $45,000.

On June 25, 2020, the Company issued 20,000 shares of common stock for warrants exercise, which was considered owed as a common stock payable.

On July 1, 2020, the Company sold 17,301 shares of common stock to an investor in exchange of $12,500. The stock was considered owed as a common stock payable as of August 31, 2020. As the date of filing, the shares have not been issued.

On July 10, 2020, the Company received $60,000 for warrants exercises of 150,000 common shares. The stock was considered owed as a common stock payable as of August 31, 2020. As the date of filing, the shares have not been issued.

On August 19, 2020 the Company sold 17,301 shares of common stock to an investor in exchange of $12,500. The stock was considered owed as a common stock payable as of August 31, 2020. As the date of filing, the shares have not been issued.

During the nine months ended August 31, 2020, the Company expensed $44,399 interest and financing expense for the exercise of 273,819 warrants. The Company used the Black-Scholes option pricing model. The expected stock price volatility for our stock warrants was calculated by examining the trading history for our common stock. Interest and financing expense does not require the use of cash (non-cash expense), associated with modification of warrants.

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

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

August 31, 2020

(Unaudited)

Note D: COMMITMENTS AND CONTINGENCIES

Royalty Payable Obligation

At January 1, 2015, the Company is obligated to pay minimum monthly royalties of approximately $80,000 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract. The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars. Royalty payable was $1,683,223 as of August 31, 2020. For the nine months ended August 31, 2020 and 2019, royalty expense and the related gain/(loss) on foreign currency transactions were ($29,356) and 1,901, respectively.

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

The Company elected not to recognize a ROU asset and a lease liability for leases with an initial term of twelve months or less and not to separate lease and non-lease components. In addition to minimum lease payments, certain leases require payment of a proportionate share of real estate taxes and certain building operating expenses or payments based on a percentage of sales in excess of a specified base. These variable lease costs are not included in the measurement of the ROU asset or lease liability due to unpredictability of the payment amount and are recorded as a lease expense in the period incurred. The Company’s lease agreements do not contain residual value guarantees or significant restrictions or covenants other than those customary in such arrangements. As of August 31, 2020, the Company did not have material leases that had been signed but not yet commenced.

The components of lease cost are as follows:

For the nine months ended May 31, 2020
Operating lease cost	$95,885
Total lease cost	$95,885

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

August 31, 2020

(Unaudited)

Note E: LEASES (CONTINUED)

The following table discloses the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of August 31, 2020:

For the nine months ended August 31, 2020
Remaining lease term – operating leases (years)	0.70
Incremental borrowing rate	5.57%

As of August 31, 2020, the Company had the following future minimum operating lease payments:

Fiscal Year
2020	13,202
2021	15,455
Total lease payments	28,657
Adjusted for interest and initial issuance costs	3.735
Total lease obligation	$32,392

Note F: PPP – LOAN PAYABLE

On May 26, 2020, the Company received funds under the Paycheck Protection Program, a part of the CARES Act. The loan is serviced by Bank of America, and the application for these funds required us to, in good faith, certify that the current economic uncertainty made the loan necessary to support our ongoing operations. The Company used the funds for payroll and related costs. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on our ability to adhere to the forgiveness criteria. The loan bears interest at a rate of 1.0% per annum and matures on May 26, 2022, with the first payment deferred until November 2020. Under the terms of the PPP, certain amounts may be forgiven if they are used in accordance with the CARES Act. The Company believes that the full amount of the $29,740 Paycheck Protection Program loan will be forgiven and therefore the entire loan is classified as current liability in the accompanying Balance Sheet.

Note G: RELATED PARTY

During the nine months ended August 31, 2020 and 2019, the Company had executive compensation to our CEO and President, totaling $44,788 and $51,558, respectively.

As of August 31, 2020 and November 30, 2019, the Company had due to our CEO, totaling $75,000 and $75,000, respectively.

Note H: BARTER TRADE EXCHANGE

On August 24, 2020, the Company signed a barter trade exchange with a third party. The Company delivered 50 Psyko 5.1 gaming headphone with fair market sales price of $3,750 to exchange half page, full color advertisement in all 14 preview and rearview editions of “ROAR!” NASCAR Pole Position’s Weekly Digital Magazine from October 2020 through November 2020.

Note I: SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report except for the disclosure below.

As of the date of this filing, the Company is obligated to issue 220,941 common shares to various investors, and these common shares are recorded as $107,500 in stock payable. These common shares have not been issued.

As of the date of this filing, the Company entered into the office lease extension agreement with the landlord for two years and is set to expire on September 30, 2020. The monthly minimum rental payment is $9,162 from October 1, 2020 to September 30, 2021 and $9,391 from October 1, 2021 to September 30, 2022.

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

Activities to date

We incorporated in the state of Nevada on May 12, 2011. For the nine months ended August 31, 2020, we generated minimal revenues and continue to operate at a loss. Our activities have centered on the design and engineering of peripherals in the video gaming, music, and smart TV sector.

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

Subsidiaries

We do not have any subsidiaries.

MANAGEMENT’S DISCUSSION AND ANALYSIS

COMPARISON OF THREE MONTHS RESULTS FOR THE QUARTERS ENDED AUGUST 31, 2020 AND 2019, RESPECTIVELY

Revenues and Gross Profit

For the three months ended August 31, 2020 and 2019, the Company recognized $5,101 and $11,678 in revenue, respectively. Cost of sales for the quarter ended August 31, 2020 was $3,213, leading to a gross profit of $1,888 during the period. In the comparable quarter ended August 31, 2019, revenue was $11,678 and cost of sales was $16,701, resulting in a gross loss of $5,023.

Operating Expenses

Operating expenses were $260,206 and $302,711 for the three months ended August 31, 2020 and 2019, respectively. The decrease was primarily due to general and administrative expenses and executive compensations.

Other Income and Expenses

During the course of our business, we experienced a loss from foreign currency transactions of $82,933 in the three months period ended August 31, 2020, compared to a loss of $19,842 in the comparable period ended August 31, 2019. These losses are associated with currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Other income generated was $3,750 in the three months period ended August 31, 2020, as compare to other income of $0 in the same period of 2019. The Company recognized barter revenue of $3,750 and $0 for the three months ended August 31, 2020 and 2019, respectively.

Interest expense associated with obligations to related parties was $1,171 and $1,172 in the three months periods ended August 31, 2020 and 2019, respectively.

Interest and financing expense associated with non-related party obligations was $1,811 and $110 in the three months periods ended August 31, 2020 and 2019, respectively.

COMPARISON OF NINE MONTHS RESULTS FOR THE QUARTERS ENDED AUGUST 31, 2020 AND 2019, RESPECTIVELY

Revenues and Gross Profit

For the nine months ended August 31, 2020 and 2019, the Company recognized $19,377 and $137,490 in revenue, respectively. Cost of sales for the period ended August 31, 2020 was $15,327, leading to a gross profit of $4,050 during the period. In the comparable nine months ended August 31, 2019, revenue was $137,490 and cost of sales was $88,095, resulting in a gross profit of $49,395.

Operating Expenses

Operating expenses were $867,744 and $953,316 for the nine months ended August 31, 2020 and 2019, respectively. The decrease was primarily due to general and administrative expenses and executive compensations.

Other Income and Expenses

During the course of our business, we experienced a loss from foreign currency transactions of $29,356 in the nine months period ended August 31, 2020, compared to a gain of $1,901 in the comparable period ended August 31, 2019. These gains and losses are associated with currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Other income generated was $3,750 in the nine months period ended August 31, 2020, as compare to other income of $0 in the same period of 2019. The Company recognized barter revenue of $3,750 and $0 for the nine months ended August 31, 2020 and 2019, respectively.

Interest expense associated with obligations to related parties was $3,501 and $3,490 in the nine months periods ended August 31, 2020 and 2019, respectively.

Interest expense associated with non-related party obligations was $44,649 and $384 in the nine months periods ended August 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Other than what is described in this Report, the Company had no material commitments for capital expenditures at August 31, 2020.

On May 25, 2011, Exeo Entertainment, Inc. entered into an exclusive license agreement with Digital Extreme Technologies, Inc. whereby Exeo Entertainment, Inc. will manufacture and market the Extreme Gamer and Zaaz keyboard. Exeo Entertainment, Inc. will pay Digital Extreme Technologies, Inc. a 5% royalty fee on gross sales of both products.

Unless the Royalty Agreement is modified by Psyko Audio Labs Canada and the Company, at January 1, 2016, the Company is obligated to pay minimum monthly royalties of $80,000 (CDN $100,000) per quarter for the remaining term of the contract. No such modification has been made as of the date of this report. The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars. For the nine months ended August 31, 2020 and 2019, the Company made no payments towards this obligation and no royalty invoices have been received from Psyko Audio Labs. Royalty payable was $1,683,223 as of August 31, 2020 and $1,352,897 as of August 31, 2019.

The Company has an office and warehouse rental lease obligation through September 30, 2020, which equals $11,192 as of August 31, 2020. The monthly minimum rental payment is $8,769. Rent expense was $83,186 and $72,995 for the nine months ended August 31, 2020 and 2019, respectively.

Cash Flow Information

On August 31, 2020, the Company had working capital of approximately ($1,730,617). On November 30, 2019, the Company had working capital of approximately $(1,480,680). The decrease in working capital of $249,937 primarily relates to an increase in royalty payable in the amount of $251,558 during the nine months ending August 31, 2020. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

The Company had cash and cash equivalents of approximately $100,773 and $96,923 at August 31 31, 2020 and November 30, 2019, respectively. This represents a decrease in cash of $3,850.

Cash used in Operating Activities

The Company used approximately $560,054 of cash for operating activities in the nine months ended August 31, 2020 as compared to using $791,949 of cash for operating activities in the nine months ended August 31, 2019. This decrease in cash used in operating activities, is primarily attributed to decrease in net loss, accounts receivable and inventory.

Cash used in Investing Activities

The Company used approximately $7,180 of cash for investing activities in the nine months ended August 31, 2020 as compared to using $39,000 of cash for investing activities in the nine months ended August 31, 2019. This decrease in cash used in investing activities, is primarily attributed to equipment purchased.

Cash Provided by Financing Activities

Financing activities in the nine months ended August 31, 2020 provided $571,084 of cash as compared to providing $922,199 of cash in the nine months ended August 31, 2019. The difference is attributable to the decrease in cash receipts from sales of the Company’s common stock.

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

As of August 31, 2020, the Company has cumulative losses totaling $11,176,881 and negative working capital of $1,730,617. The Company incurred a net loss of $937,450 for the nine months ended August 31, 2020.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal controls over financial reporting are not effective as of August 31, 2020. Other than our two officers, we have no employees or contractors that have the authority to implement any changes in our internal control or financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended August 31, 2020, the Company sold 475,135 shares of common stock for cash totaling $358,500. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. The stock was subscribed for; however, the certificates representing the shares were not issued as of August 31, 2020 and, resultantly, are considered owed as a common stock payable of $37,500. As the date of filing, these 50,941 common shares have not been issued.

During the nine months ended August 31, 2020, the Company received $191,910 for the exercise of warrants. The stock was subscribed for; however, the certificates representing the shares were not issued as of August 31, 2020 and, resultantly, are considered owed as a common stock payable of $70,000. As the date of filing, 313,819 shares have been issued for the exercise of warrants, and 170,000 shares have not been issued.

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

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Jeffrey A. Weiland	President and Director	October 15, 2020
Jeffrey A. Weiland

/s/ Robert S. Amaral	Chief Executive Officer,	October 15, 2020
Robert S. Amaral	Treasurer and Director
(Principal Executive and Financial Officer)