Form 10-K
period 2020-11-30
Exeo Entertainment, Inc.
filed 2021-03-16
CIK 1528760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of November 30, 2020, the last business day of the registrant’s most recently completed fiscal year end, is undeterminable. The total number of common stock held by non-affiliates of the registrant as of this date was 13,092,629. The aggregate market value of such securities on November 30, 2020 was determined by the Company to be $12,908,214 based upon the analysis described in further detail in Item 5 of this report.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date, which is March 12, 2021: 30,709,948 Common Shares, 17,000 Series A, and 229,250 Series B Preferred Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference within this report are certain documents previously filed with the Commission within Form S-1, as amended, which was filed on August 16, 2013. Such document(s) are listed in Item 15 of this report.

EXEO ENTERTAINMENT, INC.

FORM 10-K

For the year ended November 30, 2020

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

Activities to date

We incorporated in the State of Nevada on May 12, 2011. We are a development stage company. From our inception to date, we have generated minimal revenues and continue to operate at a loss. Our activities have centered on the design and engineering of peripherals in the video gaming, music, and smart TV sector.

We accomplished the following:

1)	We completed the molds for the Psyko™ PC model and are working on the molds for the Psyko™ console unit, and the Psyko®5.1 Surround Sound Gaming Headsets (with built-in microphone) with external amplifier for Personal Computers.

2)	We have an “Exclusive Distributor” Agreement with Axcel Electronics Thailand Company Limited (Cableicons, Inc.) to distribute and sell the “Ford Officially Licensed Cell Phone Accessories” in all wholesale and retail channels in the USA and Canada.

3)	We are also working with Vegas Golden Knight NHL team and have designed a custom Krankz headphone for them.

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

Distributor Agreement

We have an “Exclusive Distributor” Agreement with Axcel Electronics Thailand Company Limited (Cableicons, Inc.) distribute and sell the “Ford Officially Licensed Cell Phone Accessories” in all wholesale and retail channels in the USA and Canada. Here is the link for the online Ford Officially Licensed Cell Phone Accessories Catalog. https://bit.ly/2Qo1eom

Sources and Availability of Suppliers and Supplies

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

Sponsorship Agreement

On July 13, 2018, the Company entered into a sponsorship agreement for headphones with Black Knight Sports and Entertainment, LLC (dba Vegas Golden Knights) (“BKSE”) for a period through June 2021. During the first NHL season, the Company was obligated to pay $230,000. For the second NHL season, the Company was obligated to pay $239,200 and for the third NHL season, the Company is obligated to pay $248,768. If the team does into playoffs there could be additional fees due.

COVID-19

Since the outset of the pandemic the US and worldwide national securities markets have undergone unprecedented stress due to the uncertainties of the pandemic and the resulting reactions and outcomes of government, business and the general population. Closures and disruptions to business in the U.S. due to the COVID-19 pandemic have led to negative effects on our clients, in some situations, reducing demand for certain of our products. It is unclear how a prolonged outbreak with travel, commercial and other similar restrictions, may adversely affect our business operations and the business operations of our customers and suppliers. However, we anticipate a prolonged period will have a negative effect on our business operations.

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

ITEM 2. DESRIPTION OF PROPERTY

We currently lease 10,068 sq. ft. of office and warehouse space at 4478 Wagon Trail Avenue, Las Vegas, Nevada 89118. The original lease contains an option for a three-year renewal, which shall expire on September 30, 2020. Our monthly lease payment is $8,558. The Company entered into the office lease extension agreement with the landlord in September 2020 for two years and is set to expire on September 30, 2022. The monthly minimum rental payment is $9,162 from October 1, 2020 to September 30, 2021 and $9,391 from October 1, 2021 to September 30, 2022. This location serves as our only facility for day-to-day operations. We believe our current premises are adequate for our current operations and we do anticipate that we will require additional premises in the next 9-12 months. We do not have any investments or interests in any real estate. Our Company does not invest in real estate mortgages, nor does it invest in securities of, or interests in, persons primarily engaged in real estate activities.

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

Recent Sales of Unregistered Securities

Common Stock

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 29,853,327 and 29,054,235 shares issued and outstanding at November 30, 2020 and 2019, respectively.

During the year ended November 30, 2020, the Company issued a total of 460,533 shares of common stock for cash totaling $684,560. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing.

During the year ended November 30, 2020, the Company issued 34,740 shares of common stock for the conversion of 5,000 shares of Series B Preferred Stock.

During the year ended November 30, 2020, the Company issued 293,819 shares of common stock and received cash proceeds of $111,911 for the exercise of warrants.

During the year ended November 30, 2020, the Company issued 185,000 shares of common stock for services rendered of $139,750. The shares were valued based on the closing price of the common stock as quoted on the OTC Electronic Bulletin Board Quotation System on the grant date.

Equity Issuance Costs

We incurred equity issuance costs of $1,440 and $8,000 for the years ended November 30, 2020 and 2019, respectively. Rather than expense these costs, such items are charged against the Company’s equity. Our employees coordinate various matters associated with the sales of issuer securities to accredited investors. Equity issuance costs include such wages. These costs also include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

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

All shares of redeemable convertible preferred stock have been presented outside of permanent equity in accordance with ASC 480-10, Classification and Measurement of Redeemable Securities. The Company accretes the carrying value of its Series A and B redeemable convertible preferred stock to its estimate of fair value (i.e. redemption value) at period end. The estimated fair value of the Series A and Series B redeemable convertible preferred stock at November 30, 2020 was $192,851 and $1,876,927, respectively.

Stock Warrants Issued to Investors

As of November 30, 2020, there were 4,659,430 warrants outstanding, with a weighted average exercise price of $0.75 per share and the weighted average remaining life is 1.32 years.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS

Comparison of Twelve-Month Results –for the fiscal years ended November 30, 2020 and 2019, respectively

Revenues and Gross Profit

Revenues for the twelve months ended November 30, 2020 and 2019 were $24,745 and $139,450, respectively. Cost of sales for the year ended November 30, 2020 was $238,504, leading to a gross loss of $213,759 during the period. In the comparable year ended November 30, 2019, revenue was $139,450 and cost of sales was $209,272, resulting in a gross loss of $69,822. At November 30, 2020 and 2019, the Company had incurred an accumulated deficit of $11,930,308 and $10,119,541 since inception.

Costs and Expenses

Total operating cost and expenses increased to $1,350,476 for the year ended November 30, 2020 as compared to $1,302,493 for the year ended November 30, 2019. These increases in the fiscal year ended November 30, 2020, were primarily due to the decreasing costs associated with professional fees and general and administrative costs.

Research and Development Costs

The Company incurred $60 and $60 for research and development costs during the fiscal years ended November 30, 2020 and 2019, respectively. These costs relate to hardware engineering, design and development of the Krankz™ Bluetooth wireless audio headphones, the Zaaz™ Keyboard, the Extreme Gamer®, and the Psyko Krypton™ 5.1 surround sound gaming headphones for personal computers. A similar unit under development connects to current generation video game consoles offered by Nintendo®, Microsoft®, and Sony®.

Other Income and Expenses

During the course of our business, we experienced a loss from foreign currency transactions of $43,100 in the year ended November 30, 2020 as compared to a loss of $1,252 for the year ended November 30, 2019. This loss is due to royalty payments owed to a foreign company.

Interest expense associated with obligations to related parties was $4,660 in the twelve months ended November 30, 2020, compared to $4,648 in the period ended November 30, 2019. Interest expense was $44,701 and $477 in the twelve months ended November 30, 2020 and 2019, respectively.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flows.

Liquidity and Capital Resources

Long-Term Debt / Note Payable and Other Commitments

Other than what is described in this Item, the Company had no material commitments for capital expenditures at November 30, 2020 or November 30, 2019.

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

Cash Flow Information

The Company had working capital of approximately $(2,174,998) and a current ratio of 0.10 at November 30, 2020. The Company had working capital of approximately $(1,480,680) and a current ratio of 0.23 at November 30, 2019. The decrease in working capital at November 30, 2020 as compared to November 30, 2019, was primarily due to increase the royalty payable and adjustment of inventory reserve. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

During the year ended November 30, 2020, the Company had cash and cash equivalents of approximately $170,852 as compared to cash and cash equivalents of $96,923 at November 30, 2019. This represents an increase of $73,929.

Cash used in Operating Activities

The Company used approximately $710,327 of cash for operating activities in the year ended November 30, 2020, as compared to using $1,060,484 of cash for operating activities in the twelve months ended November 30, 2019.

Cash used for Investing Activities

Investing activities for the year ended November 30, 2020 used approximately $31,750 of cash as compared to using $39,768 of cash in the twelve months ended November 30, 2019.

Cash Provided by Financing Activities

Financing activities for the year ended November 30, 2020, provided $815,961 of cash as compared to providing $1,092,690 of cash in the twelve months ended November 30, 2019.

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

As of November 30, 2020, the Company has cumulative losses totaling $11,930,308 and negative working capital of $2,174,998. The Company incurred a net loss of $1,652,946 for the year ended November 30, 2020.

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

Our ability to continue as a going concern is dependent on our generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include increasing revenue, selling our equity securities and/or obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of November 30, 2020. The Company has resourced outside consultants to assist in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

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

ITEM 9B. OTHER INFORMATION

Material Contracts

U.S. Distribution Agreement with Global Marketing Partners

As of November 30, 2020, the Company has received no revenue on the following contract with Global Marketing Partners, Inc. On April 30, 2014, the Company entered into a non-exclusive contract with Global Marketing Partners, Inc., a California corporation doing business in Agoura Hills, California (the “Agreement”). The Agreement provides the Company with an avenue for the distribution of its products through various retailers. Global serves as a marketing partner to facilitate and administer the distribution of the Company’s products. A key component includes the introduction of the Company’s products to retailers using the distribution channel operated by Speed Commerce, formerly known as Navarre. The Company hopes to participate in a one-stop shop form of an arrangement via Global to access the retailers via Speed Commerce. Using this arrangement, the Company is not responsible for entering into agreements with each retailer.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and position of each of our directors and executive officers are as follows:

Name	Age	Position

Jeffrey Weiland	56	President and Director
Robert S. Amaral	51	CEO, Treasurer, Secretary and Director

Jeffrey A. Weiland, Age 56, President/Director

Mr. Weiland has over 22 years’ experience in management, sales and marketing, and product development. Mr. Weiland was a Sergeant in the United States Marine Corps and served from 1985 - 1993. Mr. Weiland was awarded several military service medals, including the Navy Achievement Medal, and received various letters of appreciation and meritorious masts, personal commendations, and good conduct medals. He was honorably discharge after serving in Desert Storm. From 1993 - 1997, Mr. Weiland was a metrology supervisor for Gensia Laboratories, LTD/Sicor Pharmaceuticals, based in Irvine California. Mr. Weiland received his Bachelor of Science in Business Management, from the University of Phoenix in 1997. From 1997 - 2003, Mr. Weiland was the National Marketing Director for Guardian Technologies USA based in Irvine, California. From 2003 - 2007, Mr. Weiland was a sole proprietor of Weiland Media, which focused on new product development. From 2008 - 2011, Mr. Weiland devoted 100 percent of his efforts to Digital Extreme Technologies, Inc. Prior to joining our Company, Mr. Weiland had not previously served as an officer or director of any public company.

Robert S. Amaral, Age 51, CEO, Secretary/Treasurer/Director

Mr. Amaral received his MBA in 1997 from Southern Oregon University. In 1996, he received his Bachelor’s Degree in Marketing from Southern Oregon State College. From 1997 – 2000 he was the Director of Marketing of CG Leasing Inc., which later merged with USA Capital Leasing. From 2000 – 2001, Mr. Amaral was a proprietor of a company named Finance Marketing Group, which generated lease finance applications from small businesses across the United States. In 2001, he worked as a Series 3 licensed commodity broker with U.S. Options Corp and Concorde Trading Group. In 2002 Mr. Amaral started Amaral Consultancy where he focused on funding development stage companies. Companies which Mr. Amaral performed contract labor for: L&L Financial, which subsequently changed its name to L&L Energy (LLEN); VSI Wireless, which was acquired by SARS Corporation (SARO.PK); Advanced Ultrasound Imaging, a private healthcare company located in Scottsdale, AZ; American Eagle Motorcycles based in Carlsbad, CA; and Ambient Control Systems located in El Cajon, CA. From 2008 – 2011 Mr. Amaral focused his energies on Digital Extreme Technologies, Inc. Prior to joining our Company, Mr. Amaral had not previously served as an officer or director of any public company.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our Company at any time during the year ended November 30, 2019, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during the year ended November 30, 2020. The foregoing persons are collectively referred to herein as the “Named Executive Officers.” Compensation information is shown for fiscal years ended November 30, 2020 and 2019, respectively.

SUMMARY COMPENSATION TABLE

			ANNUAL COMPENSATION		LONG TERM COMPENSATION				TOTAL
			Cash	Bonus ($)	Stock Awarded ($)	Stock Options * ($)	Non-Equity Incentive Plan Comp. ($)	All Other Compensation ($)	Total Compensation ($)
Robert
Amaral	CEO, Treasurer,	2020	$78,000	0	0	$-	0	0	$78,000
	Secretary. & Director	2019	$78,000	0	0	$-	0	0	$78,000

Jeffrey
Weiland	President &	2020	$72,000	0	0	$-	0	0	$72,000
	Director	2019	$72,000	0	0	$-	0	0	$72,000

*	Stock Options - Outstanding Equity Awards at 2014 Fiscal Year-End

Pursuant to the 2012 Employees/Consultants Stock Compensation Plan, on July 15, 2012, we granted 2,000,000 shares to each of our two officers and directors. The option agreement provides the employee has no more than five years from the date of the grant to exercise the options at an exercise price of $0.25 per share. The employee may only exercise such options based upon the contracted vesting schedule, which provides that the options vest on a pro-rata basis over 60 months of future services to be rendered by such employee. There were no additional awards through the end of our fiscal year 2020 and 2019.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

Employment Arrangements

As of November 30, 2020, we were a party to employment agreements with Jeffrey A. Weiland (dated June 1, 2015) and Robert S. Amaral (dated June 1, 2015), each of which is described directly below.

Employment Agreements with Jeffrey A. Weiland and Robert S. Amaral

Term and Compensation

The initial term of employment of each of Mr. Weiland and Mr. Amaral under their respective employment agreements is until such time the employment agreements are terminated by either party pursuant to the terms of the employment agreements.

Pursuant to his employment agreement, Mr. Weiland is entitled to an initial base salary of $60,000. Pursuant to his employment agreement, Mr. Amaral is entitled to an initial base salary of $60,000. The officers and the Company have mutually agreed to increase the base salary to $72,000 for Mr. Weiland and $78,000 for Mr. Amaral.

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

The percentage ownership information shown in the table below is calculated based on 30,709,948 shares of our common stock issued and outstanding as of March 12, 2021.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Leasehold Interest in Real Estate

On September 5, 2017, the Company signed a three-year lease for its current office and warehouse, which shall expire on September 30, 2020. The typical monthly rent expense is $8,558, which includes base rent of $7,048 and common area maintenance of $1,510. The Company entered into the office lease extension agreement with the landlord in September 2020 for two years and is set to expire on September 30, 2020. The monthly minimum rental payment is $9,162, which includes base rent of $7,652 and common area maintenance of $1,510 from October 1, 2020 to September 30, 2021 and $9,391, which includes base rent of $7,881 and common area maintenance of $1,510 from October 1, 2021 to September 30, 2022. The Company is not obligated to pay a security deposit to the management company. A deposit to secure the current lease was made by DXT in 2009. DXT will receive the security deposit at the end of the lease.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2020 and 2019 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2020	2019

Audit fees	$24,028	$27,523
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$24,028	$27,523

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

NOVEMBER 30, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Exeo Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Exeo Entertainment, Inc. (the “Company”) as of November 30, 2020 and 2019, and the related statements of operations, stockholders’ (deficit), and cash flows for each of the years in the two-year period ended November 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019, and the result of its operations and its cash flow for each of the years in the two-year period ended November 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company incurred net loss and a working capital deficiency as of November 30, 2020, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2019

Las Vegas, NV

March 16, 2021

EXEO ENTERTAINMENT, INC.
BALANCE SHEETS

	November 30,	November 30,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$170,852	$96,923
Inventory, net	54,325	284,497
Prepaid expenses	12,558	51,479
Accounts Receivable	645	-
Total current assets	238,380	432,899

Operating lease right of use asset	209,200	122,723
Property and equipment, net	29,055	44,527
Website development costs	24,525	-

TOTAL ASSETS	$501,160	$600,149

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued expenses	$182,513	$81,127
Accrued interest payable - related party	32,744	28,084
Accrued payroll - officers	203,672	184,950
Due to related parties	75,000	75,000
Royalty payable	1,772,918	1,431,665
Notes payable	-	9,314
PPP loan payable	29,740	-
Operating lease liabilities - current portion	116,791	103,439
Total current liabilities	2,413,378	1,913,579

Long-term liabilities
Notes payable	-	936
Operating lease liabilities	91,559	17,084
Total long-term liabilities	91,559	18,020

TOTAL LIABILITIES	2,504,937	1,931,599

Commitments and Contingencies - Note K
Series A redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 19,500 shares issued and outstanding; 0 shares unissued as of November 30, 2020 and November 30, 2019 (liquidation preference of $124,601 and $109,738, respectively). Stated at redemption value.	192,851	177,985
Series B redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 229,250 and 234,250 shares issued and outstanding; 2,500 shares unissued as of November 30, 2020 and November 30, 2019 (liquidation preference of $1,074,852 and $932,317, respectively). Stated at redemption value, net of Treasury Stock (2,500 shares)	1,876,927	1,873,192
Stockholders’ deficit
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares authorized, 19,500 and 19,500 shares issued, respectively	-	-
Convertible Preferred Stock Series B - 12%, $0.0001 par value, 1,000,000 shares authorized, 229,250 and 234,250 shares issued, respectively	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized; 29,853,327 and 29,054,235 shares issued and outstanding, respectively	2,985	2,905
Additional paid-in capital	7,380,018	6,724,009
Treasury stock, Series B Preferred Stock - 2,500 shares	(12,500)	(12,500)
Stock payable	486,250	22,500
Accumulated deficit	(11,930,308)	(10,119,541)
TOTAL STOCKHOLDERS’ DEFICIT	(4,073,555)	(3,382,627)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$501,160	$600,149

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS

	For the years ended
	November 30,
	2020	2019
REVENUES	$24,745	$139,450
COST OF GOOD SOLD
Inventory reserve	(217,297)	(34,600)
Cost of direct materials, shipping and labor	(21,207)	(174,672)
GROSS LOSS	(213,759)	(69,822)

OPERATING EXPENSES
General and administrative	1,106,351	1,056,037
Executive compensation	159,361	161,555
Professional fees	62,112	61,083
Depreciation	22,652	23,818
TOTAL OPERATING EXPENSES	1,350,476	1,302,493

LOSS FROM OPERATIONS	(1,564,235)	(1,372,315)

OTHER EXPENSE
Loss from foreign currency transactions	(43,100)	(1,252)
Interest expense - related party	(4,660)	(4,648)
Interest expense and financing expense	(44,701)	(477)
Other income	3,750	-
TOTAL OTHER EXPENSES	(88,711)	(6,377)

NET LOSS	(1,652,946)	(1,378,692)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	(157,821)	(162,640)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,810,767)	$(1,541,332)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.06)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	29,536,305	28,075,058

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT

			Additional				Total
	Common Shares		Paid-In	Treasury	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Payable	Deficit	Deficit
Balance, November 30, 2018	26,697,109	$2,670	$5,135,475	$(12,500)	$426,000	$(8,582,650)	$(3,031,005)
Adoption of lease accounting						4,438	4,438
Cash received for sale of common stock	1,528,809	153	1,055,331		-		1,055,484
Stock issued for Subscriptions payable	564,132	56	413,444		(413,500)		-
Stock issued for conversion of preferred stock	106,985	11	4				15
Cash received for warrant exercises	74,200	7	37,113		10,000		47,120
Common stock issued for services	83,000	8	82,642				82,650
Net loss for the year ended November 30, 2019						(1,541,332)	(1,541,332)
Balance, November 30, 2019	29,054,235	2,905	6,724,009	(12,500)	22,500	(10,119,541)	(3,382,627)

Common stock issued for cash, net of issuance costs	460,533	46	342,014	-	342,500	-	684,560
Cash received for exercise of warrants	293,819	29	121,882	-	(10,000)	-	111,911
Stock issued for conversion of preferred stock	34,740	4	1	-	-	-	5
Common stock issued for services	10,000	1	8,499	-	131,250	-	139,750
Adjustment of conversion of preferred stock	-	-	139,214	-	-	-	139,214
Modification of warrants	-	-	44,399	-	-	-	44,399
Net loss for the year ended November 30, 2020	-	-	-	-	-	(1,810,767)	(1,810,767)
Balance, November 30, 2020	29,853,327	$2,985	$7,380,018	$(12,500)	$486,250	$(11,930,308)	$(4,073,555)

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS

	For the years ended
	November 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,652,946)	$(1,378,692)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	22,652	21,517
Shares issued for services	139,750	82,650
Non cash lease expense	1,350	4,540
Modification of warrants	44,399	-
Inventory reserve	217,297	34,600
Changes in assets and liabilities
Decrease (Increase) in accounts receivable	(645)	186
Decrease (Increase) in prepaid expenses	38,921	87,371
Decrease (Increase) in inventory	12,874	(279,641)
(Decrease) Increase in accounts payable and accrued expenses	101,386	37,016
Decrease in accrued interest - related party	4,660	4,648
Increase in payroll liabilities	18,722	23,111
Increase in royalty payable	341,253	302,210
Net Cash Used in Operating Activities	(710,327)	(1,060,484)

CASH FLOWS FROM INVESTING ACTIVITIES
Website development	(24,525)	-
Acquisition of property and equipment	(7,180)	(39,768)
Cash Flows Used in Investing Activities	(31,705)	(39,768)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	684,560	1,102,605
Proceeds from exercise of warrants	111,911	-
Proceeds from PPP loan	29,740	-
Payments on notes payable - auto loan	(10,250)	(9,915)
Cash Flows Provided by Financing Activities	815,961	1,092,690

Net change in cash and cash equivalents	73,929	(7,562)

Cash and cash equivalents, beginning of the period	96,923	104,485

Cash and cash equivalents, end of the period	$170,852	$96,923

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Cash paid for interest	$-	$-
Cash Paid for income taxes	$-	$-
Non-cash financing activities:
Conversion of preferred stock	$139,219	$-
Dividend of redeemable preferred stock	$157,821	$162,640

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2020 and 2019

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

Nature of Business

The Company was incorporated in Nevada on May 12, 2011. The Company is based in Las Vegas, Nevada, and designs, develops, licenses, manufactures, and distributes its products. The Company is working with Vegas Golden Knight NHL team and have designed a custom Krankz™ headphone for them, and the Company is also selling other new peripheral products for the video gaming industry, including the Psyko Krypton™ sound gaming headphones and Krankz™ Bluetooth Wireless Headset. The Company has an “Exclusive Distributor” Agreement with Axcel Electronics Thailand Company Limited (Cableicons, Inc.) to distribute and sell the “Ford Officially Licensed Cell Phone Accessories” in all wholesale and retail channels in the USA and Canada.

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

November 30, 2020 and 2019

Note A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1. The total amount of the Company’s investment classified as Level 3 is de minimis.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of November 30, 2020 and 2019 because of the relative short-term nature of these instruments. At November 30, 2020 and 2019, the fair value of the Company’s debt approximates carrying value.

Inventory

The value of the Company’s inventory was $54,325 and $284,497 as of November 30, 2020 and 2019, respectively. Inventory is carried at the lower of cot and estimated net realizable value, with cost being determined using the first-in first out (FIFO) method. The Company establishes reserves for estimated excess, obsolete and slow-moving inventory equal to the difference between the cost of inventory and estimated net realizable value of the inventory based on estimated reserve percentage, which considers historical usage known trends, inventory age and market conditions. When the Company disposes the excess, obsolete and slowing moving inventories, the related disposals are charged against the inventory reserve. See Note B for additional information.

As of November 30, 2020 and 2019, the Company recorded an inventory reserve of $217,297 and $34,600, respectively.

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

As of November 30, 2020, the Company had accounts receivable of approximately 100% from two customers.

Allowance for Uncollectible Accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was $0 and no allowance for doubtful customer receivables at November 30, 2020 and 2019, respectively.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2020 and 2019

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

KrankzAudio Website

The Company decided to redesign a new Shopify website (krankzaudio.com) in October 2020. The redesign is to increase online sales with a hyper-focused conversion strategy. The website consists of a search engine that users may access in order to compare the prices of different consumer products, which is known as a price comparison website. The new website was launched on January 18, 2021.

Impairment of Long-Lived Assets

The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. No impairments were recorded at November 30, 2020 and 2019. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

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

For the years ended November 30, 2020 and 2019, the Company recognized $24,745 and $139,450 in revenue, respectively.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2020 and 2019

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

Reclassification of Temporary Equity

During the year ended November 30, 2020, the Company reclassified $139,214 Series B redeemable convertible preferred stock to additional paid-in capital after the Company reevaluated the conversion of preferred stock

Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The maximum insured by the FDIC per bank account is not an issue here since the Company’s bank accounts do not bear any interest and the FDIC limits far exceed balances on deposit. The Company’s funds were held in a single account. At November 30, 2020 and 2019, the Company’s bank balance did not exceed the insured amounts.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2020 and 2019

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. At November 30, 2020 the Company has an accumulated deficit of $11,930,308. For the year ended November 30, 2020, the Company had a net loss of $1,652,946, and a working capital deficiency of $2,174,998. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

Over the next twelve months management plans raise additional capital and to invest its working capital resources in sales and marketing in order to increase the distribution and demand for its products. If the Company fails to generate sufficient revenue and obtain additional capital to continue at its expected level of operations, the Company may be forced to scale back or discontinue its sales and marketing efforts. However, there is no guarantee the Company will generate sufficient revenues or raise capital to continue operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2020 and 2019

Note A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

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

Note B: INVENTORIES

The value of inventory was $54,325 and $284,497 as of November 30, 2020 and 2019, respectively, and consists of 100% of finished goods.

Inventory reserves are established for estimated excess, obsolete and slow-moving inventory equal to the difference between the cost of the inventory and estimated net realizable value of the inventory on estimated reserve percentage, which considers historical usage, known trends, inventory age and market conditions. The Company has established an allowance for slow moving inventory. As of November 30, 2020, and 2019, the inventory reserve was $217,297 and $34,600, respectively.

	November 30, 2020	November 30, 2019
Headphones	$67,310	$110,522
Licensed Ford Accessories	204,312	208,575
Total inventory	271,622	319,097
Less: inventory reserve	(217,297)	(34,600)
Inventory, net	$54,325	$284,497

Note C: PROPERTY AND EQUIPMENT

The Company owned property and equipment, recorded at cost, which consisted of the following at November 30, 2020 and 2019:

	November 30, 2020	November 30, 2019
Furniture and fixtures	$22,267	$22,267
Office & computer equipment	84,162	76,981
Vehicles	101,944	101,944
Subtotal	208,373	201,192
Less: Accumulated depreciation	(179,318)	(156,665)
Property and equipment, net	$29,055	$44,527

Depreciation expense was $22,652 and $23,818 for the years ended November 30, 2020 and 2019, respectively.

Note D: RESEARCH AND DEVELOPMENT COSTS

The Company incurred $60 and $60 for research and development costs for the years ended November 30, 2020 and 2019, respectively. These costs relate to hardware engineering, design and development of the Krankz™ and Krankz Maxx™ Bluetooth Wireless Headset and the Psyko Krypton® surround sound gaming headphones for personal computers.

Note E: PREPAID EXPENSES

At November 30, 2020 and 2019, the balance of prepaid expenses on the balance sheet of the Company is $12,558 and $51,479, respectively.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2020 and 2019

Note F: PATENT AND TRADEMARKS

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

Note G: COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 29,853,327 and 29,054,235 shares issued and outstanding at November 30, 2020 and 2019, respectively.

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

During the year ended November 30, 2020, the Company issued 34,740 shares of common stock for the conversion of 5,000 shares of Series B Preferred Stock.

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

November 30, 2020 and 2019

Note G: COMMON STOCK (CONTINUED)

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

On January 21, 2020, the Company sold 108,360 shares of common stock to three investors in exchange for $87,500. The stock was considered owed as a common stock payable as of February 29, 2020. The shares have been issued on April 17, 2020.

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

On April 17, 2020, the Company issued 10,000 shares of common stock for services rendered of $8,500. The shares were valued according to the closing price of the common stock as quoted on the OTC Electronic Bulletin Board Quotation System on the grant date.

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

On June 19, 2020, the Company received $10,000 for warrants exercises of 20,000 common shares. The stock was considered owed as a common stock payable as of August 31, 2020. On January 22, 2021, the shares have been issued.

On June 22, 2020, the Company issued 62,284 shares of common stock to two investors in exchange for $45,000.

On June 25, 2020, the Company issued 20,000 shares of common stock for warrants exercise, which was considered owed as a common stock payable.

On July 1, 2020, the Company provided 175,000 shares of common stock for the services rendered of $131,250. The shares were valued according to the closing price of the common stock as quoted on the OTC Electronic Bulletin Board Quotation System on the grant date. The stock was considered owed as common stock payable as of November 30, 2020. On January 22, 2021, the shares have been issued.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2020 and 2019

Note G: COMMON STOCK (CONTINUED)

On July 1, 2020, the Company sold 17,301 shares of common stock to an investor in exchange of $12,500. The stock was considered owed as a common stock payable as of November 30, 2020. On January 22, 2021, the shares have been issued

On July 10, 2020, the Company received $60,000 for warrants exercises of 150,000 common shares. The stock was considered owed as a common stock payable as of November 30, 2020. As the date of filing, the shares have not been issued.

On August 19, 2020, the Company sold 17,301 shares of common stock to an investor in exchange of $12,500. The stock was considered owed as a common stock payable as of November 30, 2020. On January 22, 2021, the shares have been issued.

On September 30, 2020, the Company sold 17,301 common shares in exchange of $12,500. The Stock was considered owed as a common stock payable as of November 30, 2020. On January 22, 2021, the shares have been issued.

On October 5, 2020, the Company sold 18,383 common shares in exchange of $12,500. The Stock was considered owed as a common stock payable as of November 30, 2020. On January 22, 2021, the shares have been issued.

On September 28, 2020, the Company sold 50,000 common shares in exchange of $25,000. The Stock was considered owed as a common stock payable as of November 30, 2020. On January 22, 2021, the shares have been issued.

On September 29, 2020, the Company sold 200,000 common shares in exchange of $100,000. The Stock was considered owed as a common stock payable as of November 30, 2020. On January 22, 2021, the shares have been issued.

On September 30, 2020, the Company sold 20,000 common shares in exchange of $10,000. The Stock was considered owed as a common stock payable as of November 30, 2020. On January 22, 2021, the shares have been issued.

On October 8, 2020, the Company sold 150,000 common shares in exchange of $75,000. The Stock was considered owed as a common stock payable as of November 30, 2020 On January 22, 2021, the shares have been issued.

On November 18, 2020, the Company sold 25,000 common shares to an investor in exchange of $12,500. The Stock was considered owed as a common stock payable as of November 30, 2020. On January 22, 2021, the shares have been issued.

The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant C shall provide the investor the right to purchase two additional shares of the Company common stock at a price equal to $0.50 per share.

As of November 30, 2020, the Company is obligated to issue 876,625 common shares, which were considered owed as a common stock payable of $486,250.

Note H: STOCK OPTIONS AND WARRANTS

Stock-Based Compensation to Employees

During the years ended November 30, 2020 and 2019, the Company had not issued stock based compensation to employees.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2020 and 2019

Note H: STOCK OPTIONS AND WARRANTS (CONTINUED)

Stock Warrants Issued to Investors

As of November 30, 2020, there were 4,659,430 warrants outstanding, with a weighted average exercise price of $0.75 per share and the weighted average remaining life is 1.32 years.

As of November 30, 2019, there were 5,133,482 warrants outstanding, with a weighted average exercise price of $0.66 per share and the weighted average remaining life is 1.19 years.

Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. The exercisable period for Warrant A and B is three years.

Warrant C shall provide the investor the right to purchase two additional shares of the Company common stock at a price equal to $0.50 per share. The exercisable period for Warrant C is 180 days.

The following is a summary of the status of all of the Company’s stock warrants as of November 30, 2020 and 2019, and the changes for the years ended November 30, 2020 and 2019.

	# of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding November 30, 2018	4,797,286	$ 1.01	1.03
Granted	1,947,722	$ 1.05	2.26
Exercised	(642,613)	$ 1.04	-
Cancelled	(968,913)	$ 0.88	-
Outstanding at November 30, 2019	5,133,482	$ 0.66	1.19
Granted	1,509,536	$ 0.82	2.27
Exercised	(273,819)	$ 0.98	-
Cancelled	(1,709,769)	$ 1.01	-
Outstanding at November 30, 2020	4,659,430	$ 0.75	1.32
Exercisable at November 30, 2020	4,659,430	$ 0.75	1.32

Note I: PREFERRED STOCK

Issuances of Series A Convertible Preferred Stock

The Company has 19,500 and 19,500 shares of its $0.0001 par value preferred stock Series A issued and outstanding as of November 30, 2020 and 2019, respectively.

Since March 3, 2014, the Company has not offered or sold any Series A Convertible Preferred Stock and has no intent to do so during fiscal years ended November 30, 2020 and 2019.

Issuances of Series B Convertible Preferred Stock

The Company has 229,250 and 234,250 shares of its $0.0001 par value preferred stock Series B issued and outstanding as of November 30, 2020 and 2019, respectively.

On January 14, 2014, the Board of Directors of Exeo Entertainment, Inc. (the “Company” adopted a resolution pursuant to the Company’s Certificate of Incorporation, as amended, providing for the designations, preferences and relative, participating, optional and other rights, and the qualifications, limitations and restrictions, of the Series B Convertible Preferred Stock.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2020 and 2019

Note I: PREFERRED STOCK (CONTINUED)

On January 18, 2014, the Company filed a Certificate of Designations for a Series B Convertible Preferred Stock. The authorized number of Series B Convertible Preferred Stock is 1,000,000 shares, par value 0.0001. The holders of shares of Series B Convertible Preferred Stock shall vote as a separate class on all matters adversely affecting the Series B Stock. The authorization or issuance of additional Common Stock, Series B Convertible Preferred Stock or other securities having liquidation, dividend, voting or other rights junior to or on a parity with, the Series B Convertible Preferred Stock shall not be deemed to adversely affect the Series B Convertible Preferred Stock. In each case the holders shall be entitled to one vote per share. During the conversion period, each Series B Preferred share may be converted to common stock at a fixed conversion price of $1.50 per share or the Variable Conversion Price set forth in the Company’s Certificate of Designation. Series B stock bears interest at 12% per annum, paid annually, with principal paid at maturity twenty-four (24) months after the date of issuance of the stock. See table below in this note. Principal repayment may not apply if the stockholder exercises the right to convert all preferred stock to common stock during the conversion period.

All shares of redeemable convertible preferred stock have been presented outside of permanent equity in accordance with ASC 480-10, Classification and Measurement of Redeemable Securities. The Company accretes the carrying value of its Series A and B redeemable convertible preferred stock to its estimate of fair value (i.e. redemption value) at period end.

The estimated fair value of the Series A and Series B redeemable convertible preferred stock at November 30, 2020 was $192,851 and $1,876,927, respectively.

The estimated fair value of the Series A and Series B redeemable convertible preferred stock at November 30, 2019 was $177,985 and $1,873,202, respectively.

We incurred equity issuance costs of $0 and $0 for the years ended November 30, 2020 and 2019, respectively. Rather than expense these costs, such items are charged against the Company’s equity. Our employees coordinate various matters associated with the sales of issuer securities to accredited investors. Equity issuance costs include such wages. These costs also include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

Note J: RELATED PARTY TRANSACTIONS

Notes Payable to Officer

An officer received promissory notes from the Company in exchange for loans from the officer for $85,000. The terms of the notes provide that the Company shall repay the principal of each note in full within nine months of the date of each note. In addition, the Company is obligated to pay interest at a flat rate of 6.00% upon maturity of each note. At the sole discretion of the officer, the notes may be extended for an additional nine-month term. The Officer agreed to extend the notes for an additional nine-month period. The maturity dates after the extensions are reflected below. In November 2015, the Company made a $10,000 payment to an officer towards the entire principal of one note dated December, 2013. The Company made no payment towards $32,744 accrued interest.

Date of Each Note	Amount of Each Note	Accrued Interest through the Maturity Date	Maturity Date of Each Note
December 30, 2013	$ 25,000	$ 6,804	September 29, 2016
January 24, 2014	$ 50,000	$11,983	October 23, 2016

Compensation of Officers

The Company entered into officer compensation agreements with two officer/directors. The amount paid to the two officers in total was $159,361 and $161,555 during the years ended November 30, 2020 and 2019, respectively.

Note K: COMMITMENTS AND CONTINGENCIES

Royalty Payable Obligation

At January 1, 2015, the Company is obligated to pay minimum monthly royalties of approximately $80,000 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract. The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars. Royalty payable was $1,772,918 and $1,431,665 as of November 30, 2020 and 2019. For the years ended November 30, 2020 and 2019, royalty expense and the related gain/(loss) on foreign currency transactions were ($43,100) and ($1,252), respectively.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2020 and 2019

Note L: LEASES

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

The Company elected not to recognize a ROU asset and a lease liability for leases with an initial term of twelve months or less and not to separate lease and non-lease components. In addition to minimum lease payments, certain leases require payment of a proportionate share of real estate taxes and certain building operating expenses or payments based on a percentage of sales in excess of a specified base. These variable lease costs are not included in the measurement of the ROU asset or lease liability due to unpredictability of the payment amount and are recorded as a lease expense in the period incurred. The Company’s lease agreements do not contain residual value guarantees or significant restrictions or covenants other than those customary in such arrangements. As of November 30, 2020, the Company did not have material leases that had been signed but not yet commenced.

The Company entered into the office lease extension agreement with the landlord in September 2020 for two years and is set to expire on September 30, 2022. The monthly minimum rental payment is $9,162 from October 1, 2020 to September 30, 2021 and $9,391 from October 1, 2021 to September 30, 2022.

The components of lease cost are as follows:

For the year ended November 30, 2020
Operating lease cost	$125,115
Total lease cost	$125,115

The following table discloses the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of November 30, 2020:

For the year ended November 30, 2020
Remaining lease term – operating leases (years)	1.76
Incremental borrowing rate	5.57%

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2020 and 2019

Note L: LEASES (CONTINUED)

As of November 30, 2020, the Company had the following future minimum operating lease payments:

Fiscal Year
2021	$124,448
2022	93,912
Total lease payments	218,360
Adjusted for interest	10,010
Total lease obligation	$208,350

Note M: LOAN PAYABLE

On May 26, 2020, the Company executed the Paycheck Protection Loan (“Loan”) with Wells Fargo Bank for $29,740. The loan is due on May 26, 2022. The Company agreed the loan bears interest at 1% per annum. The Company needs to pay $1,252.09 monthly payment starting at November 26, 2020. The accrued interest is $159 as of November 30, 2020. The Company believes current economic uncertainty relating to the Coronavirus crisis makes the loan necessary to support our ongoing operations. The Company anticipates that the entire balance of the loan will be forgiven based on our disbursements of payroll and rent.

Note N: SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report except for the disclosure below.

As of the date of this filing, the Company is obligated to issue 166,339 common shares to various investors, and these common shares are recorded as $72,500 in stock payable.

On December 14, 2020, the Company issued 12,500 shares of common stock for the conversion of 2,500 shares of Series A Preferred Stock.

On January 5, 2021, the Company sold 12,500 common shares in exchange of cash $6,250. As of the date of filing, the shares had been issued.

On January 12, 2021, the Company sold 113,636 common shares in exchange of cash $50,000. As of the date of filing, the shares had been issued.

On February 15, 2021, the Company sold 31,289 common shares in exchange of cash $12,500. As of the date of filing, the shares have not been issued.

Item 15(B) Exhibits

INDEX TO EXHIBITS

Exhibit	Description

3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Bylaws (1)
3.4	Certificate of Designation (for Series A Preferred Stock) (1)
3.5	Certificate of Designation for Series B Convertible Preferred Stock (2)
10.1	Employment Agreement (Jeffrey Weiland, President) (1)
10.2	Employment Agreement (Robert S. Amaral, CEO) (1)
10.3	Consulting Agreement (Hildebrandt Consulting) (1)
10.4	Exclusive License Agreement (Psyko Audio Labs) (1)
10.5	Exclusive License Agreement (Digital Extreme Technologies, Inc.) (1)
10.6	Project Management Agreement (Elite Product Management) (1)
10.7	2012 Employees/Consultants Stock Compensation Plan Agreement (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press release issued on September 12, 2014 (3)
99.2	Temporary Hardship Exemption

(1)	Not filed herewith, but this exhibit is incorporated by reference. Previously filed as an exhibit to Exeo Entertainment, Inc.’s Form S-1 filed with the Commission on August 16, 2013, as amended.

(2)	Not filed herewith, but this exhibit is incorporated by reference. Previously filed as an exhibit to Exeo Entertainment, Inc.’s Form 10-K filed with the Commission on March 13, 2014.

(3)	Not filed herewith, but this exhibit is incorporated by reference. Previously filed as an exhibit 99.1 to Exeo Entertainment, Inc.’s Form 10-Q filed with the Commission on October 6, 2014.

Item 15(c) Reports on Form 8-K

None.

Press Releases

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Jeffrey A. Weiland	President and Director	March 16, 2021
Jeffrey A. Weiland

/s/ Robert S. Amaral	Chief Executive Officer,	March 16, 2021
Robert S. Amaral	Treasurer and Director
(Principal Executive and Financial Officer