Form 10-K/A
period 2020-11-30
Exeo Entertainment, Inc.
filed 2021-03-29
CIK 1528760

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to EXEO Entertainment, Inc.’s Annual Report on Form 10-K for the year ended November 30, 2020, filed with the Securities and Exchange Commission on March 16, 2021 is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

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

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Jeffrey A. Weiland	President and Director	March 23, 2021
Jeffrey A. Weiland

/s/ Robert S. Amaral	Chief Executive Officer,	March 23, 2021
Robert S. Amaral	Treasurer and Director
(Principal Executive and Financial Officer