Form 10-Q
period 2021-02-28
Exeo Entertainment, Inc.
filed 2021-04-22
CIK 1528760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-190690

EXEO ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-2224704
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4478 Wagon Trail Ave Las Vegas, NV	89118
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 361-3188

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) . Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☐	☒	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of the April 16, 2021, there were outstanding 30,709,948 shares of the issuer’s common stock, par value $0.0001 per share. There were also outstanding 17,000 Series A, and 226,750, Series B Preferred Shares of the issuers preferred stock, par value $0.0001 per share.

EXEO ENTERTAINMENT, INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended February 28, 2021 are not necessarily indicative of the results that can be expected for the year ending November 30, 2021.

EXEO ENTERTAINMENT, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	February 28,	November 30,
	2021	2020

ASSETS

Current Assets
Cash and cash equivalents	$82,682	$170,852
Inventory, net	51,622	54,325
Prepaid expenses	32,720	12,558
Accounts Receivable	322	645
Total current assets	167,346	238,380

Operating lease right of use asset	180,625	209,200
Property and equipment, net	26,443	29,055
Website development costs, net	31,338	24,525

TOTAL ASSETS	$405,752	$501,160

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Liabilities
Current liabilities
Accounts payable and accrued expenses	$262,801	$182,513
Accrued interest payable - related party	33,890	32,744
Accrued payroll - officers	210,920	203,672
Due to related parties	75,000	75,000
Royalty payable	1,904,621	1,772,918
PPP loan payable	29,740	29,740
Operating lease liabilities - current portion	115,115	116,791
Total current liabilities	2,632,087	2,413,378

Long-term liabilities
Operating lease liabilities	64,835	91,559
Total long-term liabilities	64,835	91,559

TOTAL LIABILITIES	2,696,922	2,504,937

Commitments and Contingencies - Note J

Series A redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 17,000 shares and 19,500 shares issued and outstanding as of February 28, 2021 and November 30, 2020, respectively (liquidation preference of $123,995 and $124,601, respectively). Stated at redemption value.	183,495	192,851

Series B redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 229,250 and 229,250 shares issued, 226,750 and 226,750 shares outstanding as of February 28, 2021 and November 30, 2020 (liquidation preference of $1,108,759 and $1,074,852, respectively). Stated at redemption value, net of Treasury Stock (2,500 shares)	1,898,334	1,864,427

Stockholders’ deficit
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares authorized, 17,000 and 19,500 shares issued and outstanding, respectively	-	-
Convertible Preferred Stock Series B - 12%, $0.0001 par value, 1,000,000 shares authorized, 229,250 and 229,250 shares issued and outstanding, respectively	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized; 30,709,948 and 29,853,327 shares issued and outstanding, respectively	3,071	2,985
Additional paid-in capital	7,862,432	7,380,018
Stock payable	104,000	486,250
Accumulated deficit	(12,342,502)	(11,930,308)
TOTAL STOCKHOLDERS’ DEFICIT	(4,372,999)	(4,061,055)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$405,752	$501,160

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	February 28 and 29,
	2021	2020
REVENUES	$3,445	$9,763
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	(3,302)	(6,597)
GROSS PROFIT	143	3,166

OPERATING EXPENSES
General and administrative	253,953	322,831
Executive compensation	47,374	33,567
Professional fees	15,558	11,800
Depreciation and amortization	3,974	5,328
TOTAL OPERATING EXPENSES	320,859	373,526

LOSS FROM OPERATIONS	(320,716)	(370,360)

OTHER EXPENSE
Gain (Loss) from foreign currency transactions	(53,205)	13,688
Interest expense - related party	(1,146)	(1,159)
Interest expense and financing expense	(76)	(41,535)
TOTAL OTHER EXPENSES	(54,427)	(29,006)

INCOME TAX PROVISION	-	-

NET LOSS	(375,143)	(399,366)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	(37,051)	(40,660)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(412,194)	$(440,026)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	30,220,428	29,065,306

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
CONDENSED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
(unaudited)

							Additional			Total
	Series A Preferred Stock		Series B Preferred Stock		Common Shares		Paid-In	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, November 30, 2020	19,500	$192,851	22,950	$1,864,427	29,853,327	$2,985	$7,380,018	$486,250	$(11,930,308)	$(4,061,055)

Cash received for sale of common stock, net of issuance costs	—	—	—	—	669,121	67	338,683	(251,000)	—	87,750

Stock issued for conversion of preferred stock	(2,500)	(12,500)	—	—	12,500	1	12,499	—	—	12,500

Stock issued for services	—	—	—	—	175,000	18	131,232	(131,250)	—	—

Dividend of redeemable preferred stock	—	3,144	—	33,907	—	—	—	—	(37,051)	(37,051)

Net loss for the three months ended February 28, 2021						—	—	—	(375,143)	(375,143)
Balance, February 28, 2021	17,000	$183,495	22,950	$1,898,334	30,709,948	$3,071	$7,862,432	$104,000	$(12,342,502)	$(4,372,999)

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
CONDENSED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
(unaudited)

							Additional			Total
	Series A Preferred Stock		Series B Preferred Stock		Common Shares		Paid-In	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, November 30, 2019	19,500	$177,985	234,250	$1,860,692	29,054,235	$2,905	$6,724,009	$22,500	$(10,119,541)	$(3,370,127)

Cash received for sale of common stock, net of issuance costs	—	—	—	—	—	—	—	190,000	—	190,000

Cash received for exercise of warrants, net of issuance costs	—	—	—					85,000		85,000

Stock issued for conversion of preferred stock	—	—	(5,000)	(5)	34,740	4	1	—	—	5

Modification of warrants	—	—	—	—	—	—	41,460	—	—	41,460

Dividend of redeemable preferred stock	—	3,657	—	37,004	—	—	—	—	(40,660)	(40,660)

Net loss for the three months ended February 29, 2020						—	—	—	(399,366)	(399,366)
Balance, February 29, 2020	19,500	$181,642	229,250	$1,897,691	29,088,975	$2,909	$6,765,470	$297,500	$(10,559,567)	$(3,493,688)

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	February 28 and 29,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(375,143)	$(399,366)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,974	5,327
Non cash lease expense	175	1,525
Modification of warrants	-	41,460
Changes in assets and liabilities
Decrease (Increase) in accounts receivable	323	10,934
Decrease (Increase) in prepaid expenses	(20,162)	(4,019)
Decrease (Increase) in inventory	2,703	4,477
(Decrease) Increase in accounts payable and accrued expenses	80,288	(15,933)
Decrease in accrued interest - related party	1,146	1,159
Increase in accrued payroll - officers	7,248	5,136
Increase in royalty payable	131,703	62,210
Net Cash Used in Operating Activities	(167,745)	(287,090)

CASH FLOWS FROM INVESTING ACTIVITIES
Website development	(8,175)	-
Acquisition of property and equipment	-	(7,180)
Cash Flows Used in Investing Activities	(8,175)	(7,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	87,750	190,000
Proceeds from exercise of warrants	-	85,000
Payments on notes payable - auto loan	-	(2,523)
Cash Flows Provided by Financing Activities	87,750	272,477

Net change in cash and cash equivalents	(88,170)	(21,793)

Cash and cash equivalents, beginning of the period	170,852	96,923

Cash and cash equivalents, end of the period	$82,682	$75,130

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Cash paid for interest	$-	$-
Cash Paid for income taxes	$-	$-
Non-cash financing activities:
Conversion of preferred stock	$12,500	$-
Dividend of redeemable preferred stock	$37,051	$40,660

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
February 28, 2021
(Unaudited)

Note A: BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended November 30, 2020. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Operating results for the three-month period ended February 28, 2021 are not necessarily indicative of the results that may be expected for the year ending November 30, 2021.

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

Reclassification of Treasury Stock

The accompanying condensed consolidated balance sheet as of November 30, 2020 has been corrected to reclassify $12,500 from Stockholders’ deficit to a reduction in the amount of Series B redeemable convertible preferred stock after the Company reevaluated the net redemption value of Series B redeemable convertible preferred stock.

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
February 28, 2021
(Unaudited)

Note B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A significant estimate includes the carrying value of the Company’s patents, fair value of the Company’s common stock, assumptions used in calculating the value of stock options, depreciation and amortization.

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

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of February 28, 2021 and November 30, 2020 because of the relative short term nature of these instruments. At February 28, 2021 and November 30, 2020, the fair value of the Company’s debt approximates carrying value.

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

Cash and Cash Equivalents

The Company considers cash on hand, cash in banks, certificates of deposit, time deposits, and U.S. government and other short-term securities with maturities of three months or less when purchased as cash and cash equivalents.  The Company does not have cash equivalents.

Inventory

Inventories are stated at the lower of cost or market, using the average cost method, which approximates the first in, first out method (“FIFO”). If net realized value is less than cost at the balance sheet date, the carrying amount is reduced to the realizable value, and the difference is recognized as a loss on valuation of inventories within cost of sales. Inventory reserves are established when conditions indicate that the net realizable value is less than costs due to physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. See Note C for additional information.

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
February 28, 2021
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

Allowance for Uncollectible Accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at February 28, 2021 and November 30, 2020, respectively.

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

KrankzAudio Website

The Company decided to redesign a new Shopify website (krankzaudio.com) in October 2020. The redesign is to increase online sales with a hyper-focused conversion strategy. The website consists of a search engine that users may access in order to compare the prices of different consumer products, which is known as a price comparison website. The new website was launched on January 18, 2021, and the estimated useful life is 3 years.

Impairment of Long-Lived Assets

The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. No impairments were recorded at February 28, 2021. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
February 28, 2021
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

For the three months ended February 28, 2021 and February 29, 2020, the Company recognized $3,445 and $9,763 in revenue, respectively.

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

Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The maximum insured by the FDIC per bank account is not an issue here since the Company’s bank accounts do not bear any interest and the FDIC limits far exceed balances on deposit. The Company’s funds were held in a single account. At February 28, 2021, the Company’s bank balance did not exceed the insured amounts.

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
February 28, 2021
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

Liquidity and Going Concern

The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. At February 28, 2021, the Company has an accumulated deficit of $12,342,502. For the three months ended February 28, 2021, the Company had a net loss of $375,143, and a working capital deficiency of $2,464,741. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

Over the next twelve months management plans raise additional capital and to invest its working capital resources in sales and marketing in order to increase the distribution and demand for its products. If the Company fails to generate sufficient revenue and obtain additional capital to continue at its expected level of operations, the Company may be forced to scale back or discontinue its sales and marketing efforts. However, there is no guarantee the Company will generate sufficient revenues or raise capital to continue operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the Unites States, posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). The COVID-19 Pandemic poses a threat to the health and economic wellbeing of our employees, customers and vendors. Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company financially; however, management cannot presently predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flow.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow except as noted below.

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
February 28, 2021
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

Note C: INVENTORIES

The value of inventory was $51,622 and $54,325 as of February 28, 2021 and November 30, 2020, respectively, and consists of 100% of finished goods.

Inventory reserves are established when conditions indicate that the net realizable value is less than costs due to physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. The Company has established an allowance for slow moving inventory. As of February 28, 2021 and November 30, 2020, the inventory reserve was $217,297 and $217,297, respectively.

	February 28, 2021	November 30, 2020
Headphones	$64,610	$67,310
Licensed Ford Accessories	204,309	204,312
Total Inventory	268,919	271,622
Less: inventory reserve	(217,297)	(217,297)
Inventory, net	$51,622	$54,325

Note D: WEBSITE DEVELOPMENT COSTS

The Company decided to redesign a new Shopify website (krankzaudio.com) in October 2020. The redesign is to increase online sales with a hyper-focused conversion strategy. The website consists of a search engine that users may access in order to compare the prices of different consumer products, which is known as a price comparison website. The new website was launched on January 18, 2021. The Company recorded at cost, and the estimated useful life is 3 years.

For the three months ended February 28, 2021, the Company recorded $1,362 in the amortization expense.

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
February 28, 2021
(Unaudited)

Note E: COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 30,709,948 and 29,853,327 shares issued and outstanding at February 28, 2021 and November 30, 2020, respectively.

On June 25, 2020, the Company issued 20,000 shares of common stock for warrants exercise, which was considered owed as a common stock payable.

On July 1, 2020, the Company sold 17,301 shares of common stock to an investor in exchange of $12,500. On January 22, 2021, the 25,000 shares had been issued.

On July 10, 2020, the Company received $60,000 for warrants exercises of 150,000 common shares. The stock was considered owed as a common stock payable as of February 28, 2021. As the date of filing, the shares have not been issued.

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

On January 5, 2021, the Company sold 12,500 common shares in exchange of cash $6,250. On January 22, 2021, the shares have been issued.

On January 12, 2021, the Company sold 113,636 common shares to an investor in exchange of cash $50,000. On January 22, 2021, the shares have been issued.

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
February 28, 2021
(Unaudited)

Note E: COMMON STOCK (CONTINUED)

On January 28, 2021, the Company sold 20,000 common shares in exchange of cash $5,000. The stock was considered owed as a common stock payable as of February 28, 2021. As of the date of filing, the shares have not  been issued.

On February 15, 2021, the Company sold 31,289 common shares to an investor in exchange of cash $12,500. The stock was considered owed as a common stock payable as of February 28, 2021. As of the date of filing, the shares have not been issued.

On February 19, 2021, the Company sold 56,000 common shares to an investor in exchange of cash $14,000. The stock was considered owed as a common stock payable as of February 28, 2021. As of the date of filing, the shares have not been issued.

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

Note F: COMMITMENTS AND CONTINGENCIES

Royalty Payable Obligation

At January 1, 2015, the Company is obligated to pay minimum monthly royalties of approximately $80,000 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.  Royalty payable was $1,904,621 as of February 28, 2021. For the three months ended February 28, 2021 and February 29, 2020, royalty expense and the related gain/(loss) on foreign currency transactions were ($53,205) and 13,688, respectively.

Note G: LEASES

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

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
February 28, 2021
(Unaudited)

Note G: LEASES (CONTINUED)

The Company elected not to recognize a ROU asset and a lease liability for leases with an initial term of twelve months or less and not to separate lease and non-lease components. In addition to minimum lease payments, certain leases require payment of a proportionate share of real estate taxes and certain building operating expenses or payments based on a percentage of sales in excess of a specified base. These variable lease costs are not included in the measurement of the ROU asset or lease liability due to unpredictability of the payment amount and are recorded as a lease expense in the period incurred. The Company’s lease agreements do not contain residual value guarantees or significant restrictions or covenants other than those customary in such arrangements. As of February 28, 2021, the Company did not have material leases that had been signed but not yet commenced.

The Company entered into the office lease extension agreement with the landlord in September 2020 for two years and is set to expire on September 30, 2022. The monthly minimum rental payment is $9,162 from October 1, 2020 to September 30, 2021 and $9,391 from October 1, 2021 to September 30, 2022.

The components of lease cost are as follows:

For the three months ended February 28, 2021
Operating lease cost	$31.554
Total lease cost	$31,554

Note H: LEASES

The following table discloses the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of February 28, 2021:

For the three months ended February 28, 2021
Remaining lease term – operating leases (years)	1.45
Incremental borrowing rate	5.57%

As of February 28, 2021, the Company had the following future minimum operating lease payments:

Fiscal Year
2021	92,997
2022	93,912
Total lease payments	186,909
Adjusted for interest	6,959
Total lease obligation	$179,950

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
February 28, 2021
(Unaudited)

Note I: Loan Payable

On May 26, 2020, the Company executed the Paycheck Protection Loan (“Loan”) with Wells Fargo Bank for $29,740. The loan is due on May 26, 2022. The Company agreed the loan bears interest at 1% per annum. The Company needs to pay $1,252.09 monthly payment starting at November 26, 2020. The accrued interest is $235 as of February 28, 2021. The Company believes current economic uncertainty relating to the Coronavirus crisis makes the loan necessary to support our ongoing operations. The Company anticipates that the entire balance of the loan will be forgiven based on our disbursements of payroll and rent.

Note J: Net Loss Per Share Attributable to Common Stockholders

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considers all series of convertible preferred stock issued and outstanding to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of convertible preferred stock issued and outstanding do not have a contractual obligation to share in losses.

The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, common stock warrants and securities such as convertible preferred stock and convertible preferred stock warrants that were issued and outstanding, which are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive. Basic and diluted net loss per common share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been antidilutive.

	Three Months Ended
	February 28, 2021	February 29, 2020
Numerator:
Net loss	$(412,194)	$(440,026)

Denominator:
Weighted-average basic shares outstanding	30,220,428	29,065,306
Effect of dilutive securities	-	-
Weighted-average diluted shares	30,220,428	29,065,306

Net loss per common share – basic and diluted	$(0.01)	$(0.02)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	February 28, 2021	February 29, 2020
Convertible preferred stock (as converted)	821,836	842,052
Common stock warrants (as exercised)	4,624,213	5,133,482
Total	5,446,049	5,975,534

Note K: SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report except for the disclosure below.

As of the date of this filing, the Company is obligated to issue 273,628 common shares to various investors, and these common shares are recorded as $104,000 in stock payable. These common shares have not been issued.

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

Activities to date

We incorporated in the state of Nevada on May 12, 2011. For the three months ended February 28, 2021, we generated minimal revenues and continue to operate at a loss. Our activities have centered on the design and engineering of peripherals in the video gaming, music, and smart TV sector.

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

Distributor Agreement

We have an “Exclusive Distributor” Agreement with Axcel Electronics Thailand Company Limited (Cableicons, Inc.) to distribute and sell the “Ford Officially Licensed Cell Phone Accessories” to all wholesale and retail channels in the USA and Canada. Here is the link for the online Ford Officially Licensed Cell Phone Accessories Catalog. https://bit.ly/2Qo1eom

Sources and Availability of Suppliers and Supplies

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

Subsidiaries

We do not have any subsidiaries.

MANAGEMENT’S DISCUSSION AND ANALYSIS

COMPARISON OF THREE MONTHS RESULTS FOR THE QUARTERS ENDED FEBRUARY 28, 2021 and FEBRUARY 29, 2020, RESPECTIVELY

Revenues and Gross Profit

For the three months ended February 28, 2021 and February 29, 2020, the Company recognized $3,445 and $9,763 in revenue, respectively. Cost of sales for the quarter ended February 28, 2021 was $3,302, leading to a gross profit of $143 during the period. In the comparable quarter ended February 29, 2020, revenue was $9,763 and cost of sales was $6,597, resulting in a gross profit of $3,166.

Operating Expenses

Operating expenses were $320,859 and $373,526 for the three months ended February 28, 2021 and February 29, 2020, respectively. The decrease was primarily due to general and administrative expenses.

Other Income and Expenses

During the course of our business, we experienced a loss from foreign currency transactions of $53,205 in the three months period ended February 28, 2021, compared to a gain of $13,688 in the comparable period ended February 29, 2020. These losses and gains are associated with currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Interest expense associated with obligations to related parties was $1,146 and $1,159 in the three months periods ended February 28, 2021 and February 29, 2020, respectively.

Interest expense and financing expense associated with non-related party obligations was $76 and $41,535 in the three months periods ended February 28, 2021 and February 29, 2020, respectively. The decrease was primarily due to the Company recorded the modification of warrants during the three months ended February 29, 2020.

Liquidity and Capital Resources

Other than what is described in this Report, the Company had no material commitments for capital expenditures at February 28, 2021.

On May 25, 2011, Exeo Entertainment, Inc. entered into an exclusive license agreement with Digital Extreme Technologies, Inc. whereby Exeo Entertainment, Inc. will manufacture and market the Extreme Gamer and Zaaz keyboard. Exeo Entertainment, Inc. will pay Digital Extreme Technologies, Inc. a 5% royalty fee on gross sales of both products.

Unless the Royalty Agreement is modified by Psyko Audio Labs Canada and the Company, at January 1, 2016, the Company is obligated to pay minimum monthly royalties of $80,000 (CDN $100,000) per quarter for the remaining term of the contract. No such modification has been made as of the date of this report. The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars. For the three months ended February 28, 2021 and February 29, 2020, the Company made no payments towards this obligation and no royalty invoices have been received from Psyko Audio Labs. Royalty payable was $1,904,621 as of February 28, 2021.

The Company entered into the office lease extension agreement with the landlord in September 2020 for two years and is set to expire on September 30, 2022. The monthly minimum rental payment is $9,162 from October 1, 2020 to September 30, 2021 and $9,391 from October 1, 2021 to September 30, 2022.

Cash Flow Information

On February 28, 2021, the Company had working capital of approximately ($2,464,741). On November 30, 2020, the Company had working capital of approximately $(2,174,998). The decrease in working capital of $289,743 primarily relates to an increase in royalty payable in the amount of $131,703 and accounts payable in the amount of $80,288 during the three months ending February 28, 2021. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

The Company had cash and cash equivalents of approximately $82,682 and $170,852 at February 28, 2021 and November 30, 2020, respectively. This represents a decrease in cash of $88,170.

Cash used in Operating Activities

The Company used approximately $167,745 of cash for operating activities in the three months ended February 28, 2021 as compared to using $287,090 of cash for operating activities in the three months ended February 29, 2020. This decrease in cash used in operating activities, is primarily attributed to decrease in net loss, accounts receivable, and increase in accounts payable royalty payable.

Cash used in Investing Activities

The Company used approximately $8,175 of cash for investing activities in the three months ended February 28, 2021 as compared to using $7,180 of cash for investing activities in the three months ended February 29, 2020.

Cash Provided by Financing Activities

Financing activities in the three months ended February 28, 2021 provided $87,750 of cash as compared to providing $272,477 of cash in the three months ended February 29, 2020. The difference is attributable to the decrease in cash receipts from sales of the Company’s common stock.

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

As of February 28, 2021, the Company has cumulative losses totaling $12,342,502 and negative working capital of $2,464,741. The Company incurred a net loss of $375,143 for the three months ended February 28, 2021.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal controls over financial reporting are not effective as of February 28, 2021. Other than our two officers, we have no employees or contractors that have the authority to implement any changes in our internal control or financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended February 28, 2021, the Company sold 233,425 shares of common stock for cash totaling $87,750. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. The stock was subscribed for; however, the certificates representing the shares were not issued as of February 28, 2021 and, resultantly, are considered owed as a common stock payable of $104,000. As the date of filing, these common shares have been issued.

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

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Jeffrey A. Weiland	President and Director	April 20, 2021
Jeffrey A. Weiland

/s/ Robert S. Amaral	Chief Executive Officer,	April 20, 2021
Robert S. Amaral	Treasurer and Director
(Principal Executive and Financial Officer)