Form 10-Q
period 2021-05-31
Exeo Entertainment, Inc.
filed 2021-07-28
CIK 1528760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

As of the July 27, 2021, there were outstanding 30,709,948 shares of the issuer’s common stock, par value $0.0001 per share. There were also outstanding 17,000 Series A, and 229,250, Series B Preferred Shares of the issuers preferred stock, par value $0.0001 per share.

EXEO ENTERTAINMENT, INC.

Form 10-Q

Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended May 31, 2021 are not necessarily indicative of the results that can be expected for the year ending November 30, 2021.

EXEO ENTERTAINMENT, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	May 31	November 30,
	2021	2020
ASSETS

Current Assets
Cash and cash equivalents	$19,222	$170,852
Inventory, net	49,557	54,325
Prepaid expenses	29,386	12,558
Accounts Receivable	322	645
Total current assets	98,487	238,380

Operating lease right of use asset	150,745	209,200
Property and equipment, net	23,830	29,055
Website development costs, net	28,613	24,525

TOTAL ASSETS	$301,675	$501,160

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Liabilities
Current liabilities
Accounts payable and accrued expenses	$434,050	$182,513
Accrued interest payable - related party	35,061	32,744
Accrued payroll - officers	213,902	203,672
Derivative liability	50,438	-
Due to related parties	75,000	75,000
Royalty payable	2,071,326	1,772,918
PPP loan payable	29,740	29,740
Operating lease liabilities - current portion	112,883	116,791
Total current liabilities	3,022,400	2,413,378

Long-term liabilities
Convertible promissory notes payable, net	1,952	-

Operating lease liabilities	37,305	91,559
Total long-term liabilities	39,257	91,559

TOTAL LIABILITIES	3,061,657	2,504,937

Commitments and Contingencies - Note J

Series A redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 17,000 shares and 19,500 shares issued and outstanding; 0 shares unissued as of May 31, 2021 and November 30, 2020 (liquidation preference of $114,962 and $124,601, respectively). Stated at redemption value.	174,462	192,851
Series B redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 229,250 and 234,250 shares issued and outstanding;0 shares unissued as of May 31, 2021 and November 30, 2020 (liquidation preference of $1,143,420 and $1,074,852, respectively). Stated at redemption value, net of Treasury Stock (2,500 shares)	1,932,995	1,864,427

Stockholders’ deficit
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares authorized, 17,000 and 19,500 shares issued, respectively	-	-
Convertible Preferred Stock Series B - 12%, $0.0001 par value, 1,000,000 shares authorized, 229,250 and 229,250 shares issued, respectively	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized; 30,709,948 and 29,853,327 shares issued and outstanding, respectively	3,071	2,985
Additional paid-in capital	7,874,678	7,380,018
Stock payable	114,000	486,250
Accumulated deficit	(12,859,188)	(11,930,308)
TOTAL STOCKHOLDERS’ DEFICIT	(4,867,439)	(4,061,055)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$301,675	$501,160

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the six months ended
	May 31		May 31
	2021	2020	2021	2020
REVENUES	$5,279	$4,513	$8,724	$14,276
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	(3,603)	(5,517)	(6,905)	(12,114)
GROSS PROFIT (LOSS)	1,676	(1,004)	1,819	2,162

OPERATING EXPENSES
General and administrative	344,764	182,489	598,717	505,320
Executive compensation	13,241	25,448	60,615	59,015
Professional fees	19,531	20,122	35,089	31,922
Depreciation and amortization	5,338	5,953	9,312	11,281
TOTAL OPERATING EXPENSES	382,874	234,012	703,733	607,538

LOSS FROM OPERATIONS	(381,198)	(235,016)	(701,914)	(605,376)

OTHER INCOME (EXPENSES)
Gain (Loss) from foreign currency transactions	(86,073)	39,889	(139,278)	53,577
Interest expense - related party	(1,172)	(1,171)	(2,318)	(2,330)
Interest expense and financing expense	(20,780)	(1,303)	(20,856)	(42,838)
Change in fair value on derivative	10,411		10,411	-
TOTAL OTHER INCOME (EXPENSES)	(97,614)	37,415	(152,041)	8,409

NET LOSS	(478,812)	(197,601)	(853,955)	(596,967)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	(37,875)	(40,660)	(74,926)	(81,320)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(516,687)	$(238,261)	$(928,881)	$(678,287)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	30,709,948	29,382,538	30,467,878	29,224,789

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
(unaudited)

							Additional			Total
	Series A Preferred Stock		Series B Preferred Stock		Common Shares		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, November 30, 2020	19,500	$192,851	229,250	$1,864,427	29,853,327	$2,985	$7,380,018	$486,250	$(11,930,308)	$(4,061,055)

Cash received for sale of common stock, net of issuance costs	-	-	-	-	669,121	67	338,683	(251,000)	-	87,750

Stock issued for conversion of preferred stock	(2,500)	(12,500)	-	-	12,500	1	12,499	-	-	12,500

Stock issued for services	-	-	-	-	175,000	18	131,232	(131,250)	-	-

Dividend of redeemable preferred stock	-	3,144	-	33,907	-	-	-	-	(37,051)	(37,051)

Net loss for the three months ended February 28, 2021	-	-	-	-	-	-	-	-	(375,143)	(375,143)
Balance, February 28, 2021	17,000	183,495	229,250	1,898,334	30,709,948	3,071	7,862,432	104,000	(12,342,502)	(4,372,999)

Cash received for sale of common stock, net of issuance costs	-	-	-	-	-	-	-	10,000	-	10,000

Stock issued for warrants exercises	-	-	-	-	-	-	-		-	-

Cash received for issuance of common stock, net of issuance costs	-	-	-	-	-	-	-	-	-	-

Modification of series A preferred stock	-	(12,247)	-	-	-	-	12,247	-	-	12,247

Dividend of redeemable preferred stock	-	3,214	-	34,661	-	-	-	-	(37,875)	(37,875)

Net loss for the three months ended May 31, 2021	-	-	-	-	-	-	-	-	(478,812)	(478,812)
Balance, May 31, 2021	17,000	$174,462	229,250	$1,932,995	30,709,948	$3,071	$7,874,679	$114,000	$(12,859,188)	$(4,867,439)

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
(unaudited)

							Additional			Total
	Series A Preferred Stock		Series B Preferred Stock		Common Shares		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, November 30, 2019	19,500	$177,985	234,250	$1,860,692	29,054,235	$2,905	$6,724,009	$22,500	$(10,119,541)	$(3,370,127)

Cash received for sale of common stock, net of issuance costs	-	-	-	-	-	-	-	190,000	-	190,000

Cash received for exercise of warrants, net of issuance costs	-	-	-	-	-	-	-	85,000	-	85,000

Stock issued for conversion of preferred stock	-	-	(5,000)	(5)	34,740	4	1	-	-	5

Modification of warrants	-	-	-	-	-	-	41,460	-	-	41,460

Dividend of redeemable preferred stock	-	3,657	-	37,004	-	-	-	-	(40,660)	(40,660)

Net loss for the three months ended February 29, 2020	-	-	-	-	-	-	-	-	(399,366)	(399,366)
Balance, February 29, 2020	19,500	181,642	229,250	1,897,691	29,088,975	2,909	6,765,470	297,500	(10,559,567)	(3,493,688)

Stock issued for subscriptions payable	-	-	-	-	235,977	24	189,976	(190,000)	-	-

Stock issued for warrants exercises	-	-	-	-	220,000	22	84,978	(85,000)	-	-

Cash received for issuance of common stock, net of issuance costs	-	-	-	-	128,431	13	87,149	-	-	87,162

Common stock issued for services	-	-	-	-	10,000	1	8,499	-	-	8,500

Cash received for warrants exercises	-	-	-	-	-	-	-	18,576	-	18,576

Modification of warrants	-	-	-	-	-	-	1,243	-	-	1,243

Dividend of redeemable preferred stock	-	3,654	-	37,004	-	-	-	-	(40,660)	(40,660)

Net loss for the three months ended May 31, 2020	-	-	-	-	-	-	-	-	(197,601)	(197,601)
Balance, May 31, 2020	19,500	$185,296	229,250	$1,934,695	29,683,383	$2,969	$7,137,315	$41,076	$(10,797,828)	$(3,616,468)

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
Honda

	For the six months ended
	May 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(853,955)	$(596,967)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9,312	11,281
Non cash lease expense	293	2,635
Shares issued for services	-	8,500
Gain on change in derivative liability	(10,411)	-
Non cash financing expense	18,349	-
Amortization of discount on convertible notes payable	1,952	-
Modification of warrants	-	42,703
Changes in assets and liabilities
Decrease (Increase) in accounts receivable	322	13,934
Decrease (Increase) in prepaid expenses	(16,828)	(186)
Decrease (Increase) in inventory	4,768	9,032
(Decrease) Increase in accounts payable and accrued expenses	251,537	(2,726)
Increase in accrued interest - related party	2,317	2,329
Increase in accrued payroll - officers	10,230	9,030
Increase in royalty payable	298,408	94,185
Net Cash Used in Operating Activities	(283,705)	(406,250)

CASH FLOWS FROM INVESTING ACTIVITIES
Website development	(8,175)	-
Acquisition of property and equipment	-	(7,180)
Cash Flows Used in Investing Activities	(8,175)	(7,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	97,750	277,160
Proceeds from exercise of warrants	-	103,576
Proceeds from convertible notes payable	42,500	-
Proceeds from loan payable	-	29,740
Payments on notes payable - auto loan	-	(5,066)
Cash Flows Provided by Financing Activities	140,250	405,410

Net change in cash and cash equivalents	(151,630)	(8,020)

Cash and cash equivalents, beginning of the period	170,852	96,923

Cash and cash equivalents, end of the period	$19,222	$88,903

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Cash paid for interest	$-	$-
Cash Paid for income taxes	$-	$-
Non-cash financing activities:
Conversion of preferred stock	$12,500	$-
Dividend of redeemable preferred stock	$74,926	$81,320

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
May 31, 2021
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

Operating results for the three-month and six-month period ended May 31, 2021 are not necessarily indicative of the results that may be expected for the year ending November 30, 2021.

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

As of May 31, 2021, the Company has cumulative losses totaling $12,859,188 and negative working capital of $2,923,913. The Company incurred a net loss of $853,955 for the six months ended May 31, 2021. Due to the coronavirus pandemic, the Company has adversely affected our business, which the demand for our products has decreased. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

 Reclassification of Treasury Stock

The accompanying condensed consolidated balance sheet as of November 30, 2020 has been corrected to reclassify $12,500 from Stockholders’ deficit to a reduction in the amount of Series B redeemable convertible preferred stock after the Company reevaluated the net redemption value of Series B redeemable convertible preferred stock.

During the six months ended May 31, 2020, the Company modified its warrants and recorded an expense of $42,073. The Company received a total of $103,576 for the exercise of warrants. As of May 31, 2020, no warrants were exercised in 2021.

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
May 31, 2021
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

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1. The total amount of the Company’s investment classified as Level 3 is from the derivative liabilities.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of May 31, 2021 and November 30, 2020 because of the relative short term nature of these instruments.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of May 31, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities

Derivative liabilities	$-	$-	$50,438	$50,438

As of May 31, 2021, the Company’s stock price was $0.28, risk-free discount of 0.14% and a volatility of 157.33%.

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

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
May 31, 2021
(Unaudited)

Note B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is carried at the lower of cot and estimated net realizable value, with cost being determined using the first-in first out (FIFO) method. The Company establishes reserves for estimated excess, obsolete and slow-moving inventory equal to the difference between the cost of inventory and estimated net realizable value of the inventory based on estimated reserve percentage, which considers historical usage known trends, inventory age and market conditions. When the Company disposes the excess, obsolete and slowing moving inventories, the related disposals are charged against the inventory reserve. See Note C for additional information.

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

Allowance for Uncollectible Accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at May 31, 2021 and November 30, 2020, respectively.

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

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
May 31, 2021
(Unaudited)

Note B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. No impairments were recorded at May 31, 2021. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

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

For the six months ended May 31, 2021 and 2020, the Company recognized $8,724 and $14,276 in revenue, respectively.

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

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
May 31, 2021
(Unaudited)

Note B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The maximum insured by the FDIC per bank account is not an issue here since the Company’s bank accounts do not bear any interest and the FDIC limits far exceed balances on deposit. The Company’s funds were held in a single account. At May 31, 2021, the Company’s bank balance did not exceed the insured amounts.

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

Liquidity and Going Concern

The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. At May 31, 2021, the Company has an accumulated deficit of $12,859,188. For the six months ended May 31, 2021, the Company had a net loss of $853,955, and a working capital deficiency of $2,923,913. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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
May 31, 2021
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

Note C: INVENTORIES

The value of inventory was $49,577 and $54,325 as of May31, 2021 and November 30, 2020, respectively, and consists of 100% of finished goods.

Inventory reserves are established when conditions indicate that the net realizable value is less than costs due to physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. The Company has established an allowance for slow moving inventory. As of May 31, 2021 and November 30, 2020, the inventory reserve was $217,297 and $217,297, respectively.

	May 31, 2021	November 30, 2020
Headphones	$62,831	$67,310
Licensed Ford Accessories	204,023	204,312
Total Inventory	266,854	271,622
Less: inventory reserve	(217,297)	(217,297)
Inventory, net	$49,577	$54,325

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

For the six months ended May 31, 2021, the Company recorded $2,725 in the amortization expense.

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
May 31, 2021
(Unaudited)

Note E: COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 30,709,948 and 29,853,327 shares issued and outstanding at May 31, 2021 and November 30, 2020, respectively.

On June 25, 2020, the Company issued 20,000 shares of common stock for warrants exercise, which was considered owed as a common stock payable.

On July 1, 2020, the Company sold 17,301 shares of common stock to an investor in exchange of $12,500. On January 22, 2021, the 25,000 shares had been issued.

On July 10, 2020, the Company received $60,000 for warrants exercises of 150,000 common shares. The stock was considered owed as a common stock payable as of May 31, 2021. As the date of filing, the shares have not been issued.

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
May 31, 2021
(Unaudited)

Note E: COMMON STOCK (CONTINUED)

On January 12, 2021, the Company sold 113,636 common shares to an investor in exchange of cash $50,000. On January 22, 2021, the shares have been issued.

On January 28, 2021, the Company sold 20,000 common shares in exchange of cash $5,000. The stock was considered owed as a common stock payable as of May 31, 2021. As of the date of filing, the shares have not been issued.

On February 15, 2021, the Company sold 31,289 common shares to an investor in exchange of cash $12,500. The stock was considered owed as a common stock payable as of May 31, 2021. As of the date of filing, the shares have not been issued.

On February 19, 2021, the Company sold 56,000 common shares to an investor in exchange of cash $14,000. The stock was considered owed as a common stock payable as of May 31, 2021. As of the date of filing, the shares have not been issued.

On April 2, 2021, the Company sold 40,000 common shares to an investor in exchange of cash $10,000. The stock was considered owed as a common stock payable as of May 31, 2021. As of the date of filing, the shares have not been issued.

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

Note F: STOCK OPTION AND WARRANTS

During the six months ended May 31, 2020, the Company modified its warrants and recorded an expense of $42,703. The Company received a total of $103,576 for the exercise of warrants. As of May 31, 2021, no warrants were exercised in 2021.

Note G: PREFERRED STOCK

Issuances of Series A Convertible Preferred Stock

Since March 3, 2014, the Company has not offered or sold any Series A Convertible Preferred Stock. During the six-month period ended May 31, 2021, there were no issuance during period ended May 31,2021.

Issuances of Series B Convertible Preferred Stock

During the six months ended May 31, 2021, there were no issuances during the period ended May 31, 2021.

The estimated fair value of the Series A and Series B redeemable convertible preferred stock at May 31, 2021 was $174,462 and $1,932,995, respectively.

The dividends for the six months ended May 31, 2021 and 2020 were $74,926 and $81,320, respectively. No dividends have been paid.

Note H: COMMITMENTS AND CONTINGENCIES

Royalty Payable Obligation

At January 1, 2015, the Company is obligated to pay minimum monthly royalties of approximately $80,000 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.  Royalty payable was $2,071,326 as of May 31, 2021. For the six months ended May 31, 2021 and 2020, royalty expense and the related gain/(loss) on foreign currency transactions were ($139,277) and 53,577, respectively.

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
May 31, 2021
(Unaudited)

Note I: LEASES

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

The Company elected not to recognize a ROU asset and a lease liability for leases with an initial term of twelve months or less and not to separate lease and non-lease components. In addition to minimum lease payments, certain leases require payment of a proportionate share of real estate taxes and certain building operating expenses or payments based on a percentage of sales in excess of a specified base. These variable lease costs are not included in the measurement of the ROU asset or lease liability due to unpredictability of the payment amount and are recorded as a lease expense in the period incurred. The Company’s lease agreements do not contain residual value guarantees or significant restrictions or covenants other than those customary in such arrangements. As of May 31, 2021, the Company did not have material leases that had been signed but not yet commenced.

The Company entered into the office lease extension agreement with the landlord in September 2020 for two years and is set to expire on September 30, 2022. The monthly minimum rental payment is $9,162 from October 1, 2020 to September 30, 2021 and $9,391 from October 1, 2021 to September 30, 2022.

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
May 31, 2021
(Unaudited)

Note I: LEASES (CONTINUED)

The components of lease cost are as follows:

For the six months ended May 31, 2021
Operating lease cost	$63,399
Total lease cost	$63,399

The following table discloses the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of May 31, 2021:

For the six months ended May 31, 2021
Remaining lease term – operating leases (years)	1.22
Incremental borrowing rate	5.57%

As of May 31, 2021, the Company had the following future minimum operating lease payments:

Fiscal Year
2021	61,298
2022	93,912
Total lease payments	155,210
Adjusted for interest	5,021
Total lease obligation	$150,189

Note J: LOAN PAYABLE

On May 26, 2020, the Company executed the Paycheck Protection Loan (“Loan”) with Wells Fargo Bank for $29,740. The loan is due on May 26, 2022. The Company agreed the loan bears interest at 1% per annum. The Company needs to pay $1,252.09 monthly payment starting at November 26, 2020. The accrued interest is $312 as of May 31, 2021. The Company believes current economic uncertainty relating to the Coronavirus crisis makes the loan necessary to support our ongoing operations. The Company anticipates that the entire balance of the loan will be forgiven based on our disbursements of payroll and rent.

Note K: CONVERTIBLE PROMISSORY NOTE

On April 23, 2021, the Company issued $15,000 of convertible promissory notes to an individual and/or entity.

On April 26, 2021, the Company issued $12,500 of convertible promissory notes to an individual and/or entity.

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
May 31, 2021
(Unaudited)

Note K: CONVERTIBLE PROMISSORY NOTE (CONTINUED)

On April 29, 2021, the Company issued $5,000 of convertible promissory notes to an individual and/or entity.

On May 1, 2021, the Company issued $10,000 of convertible promissory notes to an individual and/or entity.

The notes bears 10% interest per annum, are due and payable on the later of 24 months from the date of execution and funding. And may be converted at any time after funding into shares of Company common stock at a conversion price equal to the lesser of 50% of the per share price paid by the Investors or a 50% discount to the last ten day closing price as quoted and determined by OTC markets. Any unpaid accrued interest on this Note will be converted into Equity Securities on the same term as the principal of the Notes.

Under ASC 815-15 - “Derivatives and Hedging”, the Company determined that the convertible feature of the note should be classified as a derivative liability with a corresponding amount recorded as a debt discount. The Company determined the initial fair value of the embedded conversion feature for the notes to be $60,849. The Company recorded a corresponding debt discount of $42,500, for the three month ended May 31, 2021, the Company recorded $1,952 in the amortization expense, the ending balance of amortization carry value is $40,548. As of May 31, 2021, the Company recorded a gain on derivatives of $10,411, the fair value of derivative liability amounted to $50,438.

Note L: DERIVATIVE LIABILITY

The company assessed the classification of its derivative financial instruments as of May 31, 2021, which consist of convertible promissory note and rights to share of the Company’s common stock and determined that such derivatives meet the criteria for liability classification.

The following table presents the activity related to the conversion feature derivative liability:

Derivative liabilities as of December 1, 2020	$-
Debt discounts originated during the period	60,849
Change in fair value of derivative liabilities	10,411
Derivative liabilities as of May 31, 2021	$50,438

The Company uses the lattice model for valuing their derivative liabilities.

Note M: NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

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

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
May 31, 2021
(Unaudited)

Note M: NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS (CONTINUED)

	Three Months Ended		Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Numerator:
Net loss	$(516,687)	$(238,261)	$(928,881)	$(678,287)

Denominator:
Weighted-average basic shares outstanding	30,709,948	29,382,538	30,467,878	29,224,789
Effect of dilutive securities
Weighted-average diluted shares	30,709,948	29,382,538	30,467,878	29,224,789

Net loss per common share – basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended		Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Convertible preferred stock (as converted)	17,085	744,999	838,921	744,999
Common stock warrants (as exercised)	116,310	(640,222)	4,507,903	4,773,704
Total	133,395	104,777	5,463,824	5,518,703

Note N: SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report except for the disclosure below.

As of the date of this filing, the Company is obligated to issue 313,628 common shares to various investors, and these common shares are recorded as $114,000 in stock payable. These common shares have not been issued.

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

Activities to date

We incorporated in the state of Nevada on May 12, 2011. For the six months ended May 31, 2021, we generated minimal revenues and continue to operate at a loss. Our activities have centered on the design and engineering of peripherals in the video gaming, music, and smart TV sector.

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

Subsidiaries

We do not have any subsidiaries.

MANAGEMENT’S DISCUSSION AND ANALYSIS

COMPARISON OF THREE MONTHS RESULTS FOR THE QUARTERS ENDED May 31, 2021 and 2020, RESPECTIVELY

Revenues and Gross Profit

For the three months ended May 31, 2021 and 2020, the Company recognized $5,279 and $4,513 in revenue, respectively. Cost of sales for the quarter ended May 31, 2021 was $3,603, leading to a gross profit of $1,676 during the period. In the comparable quarter ended May 31, 2020, revenue was $4,513 and cost of sales was $5,517, resulting in a loss of $1,004.

Operating Expenses

Operating expenses were $382,874 and $234,012 for the three months ended May 31, 2021 and 2020, respectively. The increase was primarily due to general and administrative expenses related to sponsorships fess.

Other Income and Expenses

During the course of our business, we experienced a loss from foreign currency transactions of $86,073 in the three months period ended May 31, 2021, compared to a gain of $39,889 in the comparable period ended May 31, 2020. These losses and gains are associated with currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Interest expense associated with obligations to related parties was $1,172 and $1,171 in the three months periods ended May 31, 2021 and 2020, respectively.

Interest expense and financing expense associated with non-related party obligations was $2,431 and $1,303 in the three months periods ended May 31, 2021 and 2020, respectively. The increased was primarily due to the Company issued the convertible promissory notes during the three months ended February 29, 2020.

COMPARISON OF SIX MONTHS RESULTS FOR THE QUARTERS ENDED May 31, 2021 and 2020, RESPECTIVELY

Revenues and Gross Profit

For the six months ended May 31, 2021 and 2020, the Company recognized $8,724 and $14,276 in revenue, respectively. Cost of sales for the quarter ended May 31, 2021 was $6,905, leading to a gross profit of $1,819 during the period. In the comparable quarter ended May 31, 2020, revenue was $14,276 and cost of sales was $12,114, resulting in a gross profit of $2,162.

Operating Expenses

Operating expenses were $703,733 and $607,538 for the six months ended May 31, 2021 and 2020, respectively. The increase was primarily due to general and administrative expenses related to sponsorship fees.

Other Income and Expenses

During the course of our business, we experienced a loss from foreign currency transactions of $139,278 in the six months period ended May 31, 2021, compared to a gain of $53,577 in the comparable period ended May 31, 2020. These losses and gains are associated with currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Interest expense associated with obligations to related parties was $2,318 and $2,330 in the six months periods ended May 31, 2021 and 2020, respectively.

Interest expense and financing expense associated with non-related party obligations was $2,507 and $42,838 in the six months periods ended May 31, 2021 and 2020, respectively. The decrease was primarily due to the Company recorded the modification of warrants during the three months ended February 29, 2020.

Liquidity and Capital Resources

Other than what is described in this Report, the Company had no material commitments for capital expenditures at May 31, 2021.

On May 25, 2011, Exeo Entertainment, Inc. entered into an exclusive license agreement with Digital Extreme Technologies, Inc. whereby Exeo Entertainment, Inc. will manufacture and market the Extreme Gamer and Zaaz keyboard. Exeo Entertainment, Inc. will pay Digital Extreme Technologies, Inc. a 5% royalty fee on gross sales of both products.

Unless the Royalty Agreement is modified by Psyko Audio Labs Canada and the Company, at January 1, 2016, the Company is obligated to pay minimum monthly royalties of $80,000 (CDN $100,000) per quarter for the remaining term of the contract. No such modification has been made as of the date of this report. The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars. For the six months ended May 31, 2021 and 2020, the Company made no payments towards this obligation and no royalty invoices have been received from Psyko Audio Labs. Royalty payable was $2,071,326 as of May 31, 2021.

The Company entered into the office lease extension agreement with the landlord in September 2020 for two years and is set to expire on September 30, 2022. The monthly minimum rental payment is $9,162 from October 1, 2020 to September 30, 2021 and $9,391 from October 1, 2021 to September 30, 2022.

Cash Flow Information

On May 31, 2021, the Company had working capital of approximately ($2,923,913). On November 30, 2020, the Company had working capital of approximately $(2,174,998). The decrease in working capital of $748,915 primarily relates to an increase in royalty payable in the amount of $298,408 and accounts payable in the amount of $251,537 during the six months ending May 31, 2021. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

The Company had cash and cash equivalents of approximately $19,222 and $170,852 at May 31, 2021 and November 30, 2020, respectively. This represents a decrease in cash of $151,630.

Cash used in Operating Activities

The Company used approximately $283,705 of cash for operating activities in the six months ended May 31, 2021 as compared to using $406,250 of cash for operating activities in the three months ended May 31, 2020. This decrease in cash used in operating activities, is primarily attributed to decrease in net loss, accounts receivable, and increase in accounts payable royalty payable.

Cash used in Investing Activities

The Company used approximately $8,175 of cash for investing activities in the three months ended May 31, 2021 as compared to using $7,180 of cash for investing activities in the three months ended May 31, 2020.

Cash Provided by Financing Activities

Financing activities in the three months ended May 31, 2021 provided $140,250 of cash as compared to providing $405,410 of cash in the six months ended May 31, 2020. The difference is attributable to the decrease in cash receipts from sales of the Company’s common stock.

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

As of May 31, 2021, the Company has cumulative losses totaling $12,859,188 and negative working capital of $2,923,913. The Company incurred a net loss of $853,955 for the six months ended May 31, 2021.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal controls over financial reporting are not effective as of May 31, 2021. Other than our two officers, we have no employees or contractors that have the authority to implement any changes in our internal control or financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended May 31, 2021, the Company sold 273,425 shares of common stock for cash totaling $97,750. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. The stock was subscribed for; however, the certificates representing the shares were not issued as of May 31, 2021 and, resultantly, are considered owed as a common stock payable of $114,000. As the date of filing, these common shares have been issued.

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

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Jeffrey A. Weiland	President and Director	July 28, 2021
Jeffrey A. Weiland

/s/ Robert S. Amaral	Chief Executive Officer,	July 28, 2021
Robert S. Amaral	Treasurer and Director
(Principal Executive and Financial Officer)