Form 10-Q
period 2021-08-31
Exeo Entertainment, Inc.
filed 2021-10-22
CIK 1528760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

or

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

As of the September 19, 2021, there were outstanding 30,709,948 shares of the issuer’s common stock, par value $0.0001 per share. There were also outstanding 17,000 Series A, and 229,250, Series B Preferred Shares of the issuers preferred stock, par value $0.0001 per share.

EXEO ENTERTAINMENT, INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended August 31, 2021 are not necessarily indicative of the results that can be expected for the year ending November 30, 2021.

EXEO ENTERTAINMENT, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	August 31	November 30,
	2021	2020
ASSETS

Current Assets
Cash and cash equivalents	$68,041	$170,852
Inventory, net	47,983	54,325
Prepaid expenses	27,053	12,558
Accounts Receivable	322	645
Total current assets	143,399	238,380

Operating lease right of use asset	120,452	209,200
Property and equipment, net	21,218	29,055
Website development costs, net	25,888	24,525

TOTAL ASSETS	$310,957	$501,160

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Liabilities
Current liabilities
Accounts payable and accrued expenses	$438,831	$182,513
Accrued interest payable - related party	36,233	32,744
Accrued payroll - officers	216,512	203,672
Derivative Liability	237,178
Due to related parties	75,000	75,000
Royalty payable	2,063,391	1,772,918
PPP loan payable	29,740	29,740
Operating lease liabilities - current portion	110,566	116,791
Total current liabilities	3,207,451	2,413,378

Long-term liabilities
Convertible promissory notes payable, net	23,483	-
Operating lease liabilities	9,391	91,559
Total long-term liabilities	32,874	91,559

TOTAL LIABILITIES	3,240,325	2,504,937

Commitments and Contingencies - Note J

Series A redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 17,500 shares issued and outstanding; 0 shares unissued as of August 31, 2021 and November 30, 2020 (liquidation preference of $118,175 and $124,601, respectively). Stated at redemption value.	177,676	192,851
Series B redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 229,250 and 234,250 shares issued and outstanding; 2,500 shares unissued as of August 31, 2021 and November 30, 2020 (liquidation preference of $1,178,081 and $1,074,852, respectively). Stated at redemption value, net of Treasury Stock (2,500 shares)	1,967,656	1,864,427

Stockholders’ deficit
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares authorized, 17,000 and 19,500 shares issued, respectively	-	-
Convertible Preferred Stock Series B - 12%, $0.0001 par value, 1,000,000 shares authorized, 229,250 and 234,250 shares issued, respectively	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized; 30,709,948 and 29,853,327 shares issued and outstanding, respectively	3,071	2,985
Additional paid-in capital	7,874,678	7,380,018
Stock payable	114,000	486,250
Accumulated deficit	(13,066,449)	(11,930,308)
TOTAL STOCKHOLDERS’ DEFICIT	(5,074,700)	(4,061,055)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$310,957	$501,160

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		For the nine months ended
	August 31		August 31
	2021	2020	2021	2020
REVENUES	$2,033	$5,101	$10,757	$19,377
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	$(3,043)	(3,213)	(9,948)	(15,327)
GROSS LOSS	(1,010)	1,888	809	4,050

OPERATING EXPENSES
General and administrative	158,703	208,383	757,420	713,703
Executive compensation	17,055	33,297	77,670	92,312
Professional fees	9,300	12,866	44,389	44,788
Depreciation and amortization	5,338	5,660	14,650	16,941
TOTAL OPERATING EXPENSES	190,396	260,206	894,129	867,744

LOSS FROM OPERATIONS	(191,406)	(258,318)	(893,320)	(863,694)

OTHER EXPENSE
Gain (loss) from foreign currency transactions	88,347	(82,933)	(50,931)	(29,356)
Interest expense - related party	(1,171)	(1,171)	(3,489)	(3,501)
Interest expense and financing expense	(55,520)	(1,811)	(76,376)	(44,649)
Change in fair value on derivative	(9,636)	-	775	-
Other income	-	3,750	-	3,750
TOTAL OTHER EXPENSES	22,020	(82,165)	(130,021)	(73,756)

NET LOSS	(169,386)	(340,483)	(1,023,341)	(937,450)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	(37,875)	(38,570)	(112,801)	(119,890)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(207,261)	$(379,053)	$(1,136,142)	$(1,057,340)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	30,709,948	29,842,376	30,549,157	29,431,400

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
(unaudited)

							Additional			Total
	Series A Preferred Stock		Series B Preferred Stock		Common Shares		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, November 30, 2020	19,500	$192,851	22,950	$1,864,427	29,853,327	$2,985	$7,380,018	$486,250	$(11,930,308)	$(4,061,055)

Cash received for sale of common stock, net of issuance costs	-	-	-	-	669,121	67	338,683	(251,000)	-	87,750

Stock issued for conversion of preferred stock	(2,500)	(12,500)	-	-	12,500	1	12,499	-	-	12,500

Stock issued for services	-	-	-	-	175,000	18	131,232	(131,250)	-	-

Dividend of redeemable preferred stock	-	3,144	-	33,907	-	-	-	-	(37,051)	(37,051)

Net loss for the three months ended February 28, 2021	-	-	-	-	-	-	-	-	(375,143)	(375,143)
Balance, February 28, 2021	17,000	183,495	22,950	1,898,334	30,709,948	3,071	7,862,432	104,000	(12,342,502)	(4,372,999)

Cash received for sale of common stock, net of issuance costs	-	-	-	-	-	-	-	10,000	-	10,000

Modification of series A preferred stock	-	(12,247)	-	-	-	-	12,247	-	-	12,247

Dividend of redeemable preferred stock	-	3,214	-	34,661	-	-	-	-	(37,875)	(37,875)

Net loss for the three months ended May 31, 2021	-	-	-	-	-	-	-	-	(478,812)	(478,812)
Balance, May 31, 2021	17,000	$174,462	22,950	$1,932,995	30,709,948	$3,071	$7,874,679	$114,000	$(12,859,188)	$(4,867,440)

Dividend of redeemable preferred stock	-	3,214	-	34,661	-	-	-	-	(37,875)	(37,875)

Net loss for the three months ended August 31, 2021	-	-	-	-	-	-	-	-	(169,386)	(169,386)
Balance, August 31, 2021	17,000	$177,676	22,950	$1,967,656	30,709,948	$3,071	$7,874,679	$114,000	$(13,066,449)	$(5,074,701)

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
(unaudited)

							Additional			Total
	Series A Preferred Stock		Series B Preferred Stock		Common Shares		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, November 30, 2019	19,500	$177,985	234,250	$1,860,692	29,054,235	$2,905	$6,724,009	$22,500	$(10,119,541)	$(3,370,127)

Cash received for sale of common stock, net of issuance costs	-	-	-	-	-	-	-	190,000	-	190,000

Cash received for exercise of warrants, net of issuance costs	-	-	-	-	-	-	-	85,000		85,000

Stock issued for conversion of preferred stock	-	-	(5,000)	(5)	34,740	4	1	-	-	5

Modification of warrants	-	-	-	-	-	-	41,460	-	-	41,460

Dividend of redeemable preferred stock	-	3,657	-	37,004	-	-	-	-	(40,660)	(40,660)

Net loss for the three months ended February 29, 2020						-	-	-	(399,366)	(399,366)
Balance, February 29, 2020	19,500	181,642	229,250	1,897,691	29,088,975	2,909	6,765,470	297,500	(10,559,567)	(3,493,688)

Stock issued for subscriptions payable	-	-	-	-	235,977	24	189,976	(190,000)	-	-

Stock issued for warrants exercises	-	-	-	-	220,000	22	84,978	(85,000)	-	-

Cash received for issuance of common stock, net of issuance costs	-	-	-	-	128,431	13	87,149	-	-	87,162

Common stock issued for services	-	-	-	-	10,000	1	8,499	-	-	8,500

Cash received for warrants exercises	-	-	-	-	-	-	-	18,576	-	18,576

Modification of warrants	-	-	-	-	-	-	1,243	-	-	1,243

Dividend of redeemable preferred stock	-	3,654		$37,004	-	-	-	-	(40,658)	(40,658)

Net loss for the three months ended May 31, 2020	-	-	-	-	-	-	-	-	(197,601)	(197,601)
Balance, May 31, 2020	19,500	$185,296	229,250	$1,934,695	29,683,383	$2,969	$7,137,315	$41,076	$(10,797,826)	$(3,616,466)

Stock issued for warrants exercises	-	-	-	-	93,819	9	46,900	(28,576)	-	18,333

Cash received for issuance of common stock, net of issuance costs	-	-	-	-	76,125	8	54,893	25,000	-	79,901

Cash received for warrants exercises	-	-	-	-	-	-	-	70,000	-	70,000

Adjustment of conversion of preferred stock	-	-	-	-	-	-	139,214	-	-	139,214

Modification of warrants	-	-	-	-	-	-	1,696	-	-	1,696

Dividend of redeemable preferred stock	-	3,909	-	34,661	-	-	-	-	(38,570)	-

Net loss for the three months ended August 31, 2020	-	-	-	-	-	-	-	-	(340,483)	(340,483)
Balance, August 31, 2020	19,500	$189,207	229,250	$1,830,142	29,853,327	$2,986	$7,380,018	$107,500	$(11,138,309)	$(3,647,807)

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended
	August 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,023,340)	$(937,450)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	14,649	11,281
Financing expense resulting from derivative valuation	47,953
Non cash lease expense	355	2,635
Change in fair value of derivative liability	(775)
Discount on convertible notes payable	23,483
Shares issued for services	-	8,500
Modification of warrants	-	42,703
Changes in assets and liabilities
Decrease (Increase) in accounts receivable	322	13,934
Decrease (Increase) in prepaid expenses	(14,495)	(186)
Decrease (Increase) in inventory	6,342	9,032
(Decrease) Increase in accounts payable and accrued expenses	256,318	(2,726)
Increase in accrued interest - related party	3,489	2,329
Increase in accrued payroll - officers	12,840	9,030
Increase in royalty payable	290,473	94,185
Net Cash Used in Operating Activities	(382,386)	(746,733)

CASH FLOWS FROM INVESTING ACTIVITIES
Website development	(8,175)	-
Acquisition of property and equipment	-	(7,180)
Cash Flows Used in Investing Activities	(8,175)	(7,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	97,750	277,160
Proceeds from exercise of warrants		103,576
Proceeds from convertible notes payable	190,000
Proceeds from loan payable		29,740
Payments on notes payable - auto loan	-	(5,066)
Cash Flows Provided by Financing Activities	287,750	405,410

Net change in cash and cash equivalents	(102,811)	(348,503)

Cash and cash equivalents, beginning of the period	170,852	96,923

Cash and cash equivalents, end of the period	$68,041	$(251,580)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Cash paid for interest	$-	$-
Cash Paid for income taxes	$-	$-
Non-cash financing activities:
Conversion of preferred stock	$24,747	$-
Dividend of redeemable preferred stock	$112,801	$119,890

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.

Notes to Condensed Financial Statements
August 31, 2021
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

Operating results for the three-month and nine-month period ended August 31, 2021 are not necessarily indicative of the results that may be expected for the year ending November 30, 2021.

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

As of August 31, 2021, the Company has cumulative losses totaling $13,066,449 and negative working capital of $3,064,052. The Company incurred a net loss of $1,023,341 for the nine months ended August 31, 2021. Due to the coronavirus pandemic, the Company has adversely affected our business, which the demand for our products has decreased. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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
August 31, 2021
(Unaudited)

Note B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A significant estimate includes the carrying value of the Company’s patents, fair value of the Company’s common stock and derivative liabilities, assumptions used in calculating the value of stock options, depreciation and amortization.

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

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of August 31, 2021 and November 30, 2020 because of the relative short term nature of these instruments.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of August 31, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities

Derivative liabilities	$-	$-	$237,178	$237,178

As of August 31, 2021, the Company’s stock price was $0.275, discount rate of 0.20% and a volatility of 113.61%.

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
August 31, 2021
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

The Company had an error which caused an overstatement of revenue by approximately $450 during the quarter ended May 31, 2021 and corrected it during this quarter. Additionally, the cost of goods sold includes minimum fees charged by the various sales channels for our products. These factors created the gross loss during this quarter.

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

Allowance for Uncollectible Accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at August 31, 2021 and November 30, 2020, respectively.

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
August 31, 2021
(Unaudited)

Note B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. No impairments were recorded at August 31, 2021. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

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

For the nine months ended August 31, 2021 and 2020, the Company recognized $ 10,757 and $19,377 in revenue, respectively.

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
August 31, 2021
(Unaudited)

Note B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The maximum insured by the FDIC per bank account is not an issue here since the Company’s bank accounts do not bear any interest and the FDIC limits far exceed balances on deposit. The Company’s funds were held in a single account. At August 31, 2021, the Company’s bank balance did not exceed the insured amounts.

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

Liquidity and Going Concern

The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. At August 31, 2021, the Company has an accumulated deficit of $13,066,449. For the nine months ended August 31, 2021, the Company had a net loss of $1,023,341, and a working capital deficiency of $3,064,052. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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
August 31, 2021
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

Note C: INVENTORIES

The value of inventory was $47,983 and $54,325 as of August 31, 2021 and November 30, 2020, respectively, and consists of 100% of finished goods.

Inventory reserves are established when conditions indicate that the net realizable value is less than costs due to physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. The Company has established an allowance for slow moving inventory. As of August 31, 2021 and November 30, 2020, the inventory reserve was $217,297 and $217,297, respectively.

	August 31, 2021	November 30, 2020
Headphones	$61,307	$67,310
Licensed Ford Accessories	203,973	204,312
Total Inventory	265,280	271,622
Less: inventory reserve	(217,297)	(217,297)
Inventory, net	$47,983	$54,325

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

For the three months ended August 31, 2021 and 2020, the Company recorded $2,725 and $0, respectively, in the amortization expense. For the nine months ended August 31, 2021 and 2020, the Company recorded $6,813 and $0, respectively, in the amortization expense.

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
August 31, 2021
(Unaudited)

Note E: COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 30,709,948 and 29,853,327 shares issued and outstanding at August 31, 2021 and November 30, 2020, respectively.

On June 25, 2020, the Company issued 20,000 shares of common stock for warrants exercise, which was considered owed as a common stock payable of $2,500.

On July 1, 2020, the Company sold 17,301 shares of common stock to an investor in exchange of $12,500. On January 22, 2021, the 25,000 shares had been issued.

On July 10, 2020, the Company received $60,000 for warrants exercises of 150,000 common shares. The stock was considered owed as a common stock payable as of August 31, 2021. As the date of filing, the shares have not been issued.

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
August 31, 2021
(Unaudited)

Note E: COMMON STOCK (CONTINUED)

On January 12, 2021, the Company sold 113,636 common shares to an investor in exchange of cash $50,000. On January 22, 2021, the shares have been issued.

On January 28, 2021, the Company sold 20,000 common shares in exchange of cash $5,000. The stock was considered owed as a common stock payable as of August 31, 2021. As of the date of filing, the shares have not been issued.

On February 15, 2021, the Company sold 31,289 common shares to an investor in exchange of cash $12,500. The stock was considered owed as a common stock payable as of August 31, 2021. As of the date of filing, the shares have not been issued.

On February 19, 2021, the Company sold 56,000 common shares to an investor in exchange of cash $14,000. The stock was considered owed as a common stock payable as of August 31, 2021. As of the date of filing, the shares have not been issued.

On April 2, 2021, the Company sold 40,000 common shares to an investor in exchange of cash $10,000. The stock was considered owed as a common stock payable as of August 31, 2021. As of the date of filing, the shares have not been issued.

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

Note F: STOCK OPTION AND WARRANTS

During the nine months ended August 31, 2020, the Company modified its warrants and recorded an expense of $44,399. The Company received a total of $155,000 for the exercise of warrants as of August 31, 2020. No warrants were exercised during the nine months ended August 31, 2021.

Note G: PREFERRED STOCK

Issuances of Series A Convertible Preferred Stock

Since March 3, 2014, the Company has not offered or sold any Series A Convertible Preferred Stock. During the nine-month period ended August 31, 2021, there were no issuance during period ended August 31,2021.

Issuances of Series B Convertible Preferred Stock

During the nine months ended August 31, 2021, there were no issuances during the period ended August 31, 2021.

The estimated fair value of the Series A and Series B redeemable convertible preferred stock at August 31, 2021 was $177,676 and $1,967,656, respectively.

The dividends for the nine months ended August 31, 2021 and 2020 were $112,801 and $119,890, respectively. No dividends have been paid in kind.

Note H: COMMITMENTS AND CONTINGENCIES

Royalty Payable Obligation

At January 1, 2015, the Company is obligated to pay minimum monthly royalties of approximately $80,000 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.  Royalty payable was $2,063,391 as of August 31, 2021. For the nine months ended August 31, 2021 and 2020, royalty expense and the related gain/(loss) on foreign currency transactions were ($50,931) and (29,356), respectively.

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
August 31, 2021
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

The Company elected not to recognize a ROU asset and a lease liability for leases with an initial term of twelve months or less and not to separate lease and non-lease components. In addition to minimum lease payments, certain leases require payment of a proportionate share of real estate taxes and certain building operating expenses or payments based on a percentage of sales in excess of a specified base. These variable lease costs are not included in the measurement of the ROU asset or lease liability due to unpredictability of the payment amount and are recorded as a lease expense in the period incurred. The Company’s lease agreements do not contain residual value guarantees or significant restrictions or covenants other than those customary in such arrangements. As of August 31, 2021, the Company did not have material leases that had been signed but not yet commenced.

The Company entered into the office lease extension agreement with the landlord in September 2020 for two years and is set to expire on September 30, 2022. The monthly minimum rental payment is $9,162 from October 1, 2020 to September 30, 2021 and $9,391 from October 1, 2021 to September 30, 2022.

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
August 31, 2021
(Unaudited)

Note I: LEASES (CONTINUED)

The components of lease cost are as follows:

For the nine months ended August 31, 2021
Operating lease cost	$95,099
Total lease cost	$95,099

The following table discloses the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of August 31, 2021:

For the nine months ended August 31, 2021
Remaining lease term – operating leases (years)	0.99
Incremental borrowing rate	5.57%

As of August 31, 2021, the Company had the following future minimum operating lease payments:

Fiscal Year
2021	38,989
2022	84,521
Total lease payments	123,510
Adjusted for interest	3,336
Total lease obligation	$126,847

Note J: LOAN PAYABLE

On May 26, 2020, the Company executed the Paycheck Protection Loan (“Loan”) with Wells Fargo Bank for $29,740. The loan is due on May 26, 2022. The Company agreed the loan bears interest at 1% per annum. The Company needs to pay $1,252.09 monthly payment starting at November 26, 2020. The accrued interest is $389 as of August 31, 2021. The Company believes current economic uncertainty relating to the Coronavirus crisis makes the loan necessary to support our ongoing operations. The Company anticipates that the entire balance of the loan will be forgiven based on our disbursements of payroll and rent.

Note K: CONVERTIBLE PROMISSORY NOTE

On April 23, 2021, the Company issued $15,000 of convertible promissory notes to an individual and/or entity.

On April 26, 2021, the Company issued $12,500 of convertible promissory notes to an individual and/or entity.

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
August 31, 2021
(Unaudited)

Note K: CONVERTIBLE PROMISSORY NOTE (CONTINUED)

On April 29, 2021, the Company issued $10,000 of convertible promissory notes to an individual and/or entity.

On May 1, 2021, the Company issued $10,000 of convertible promissory notes to an individual and/or entity.

On May 21, 2021, the Company issued $50,000 of convertible promissory notes to an individual and/or entity.

On June 2, 2021, the Company issued $10,000 of convertible promissory notes to an individual and/or entity.

On June 23, 2021, the Company issued $20,000 of convertible promissory notes to an individual and/or entity.

On June 29, 2021, the Company issued $50,000 of convertible promissory notes to an individual and/or entity.

 On July 9, 2021, the Company issued $12,500 of convertible promissory notes to an individual and/or entity.

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

Under ASC 815-15 - “Derivatives and Hedging”, the Company determined that the convertible feature of the note should be classified as a derivative liability with a corresponding amount recorded as a debt discount. The Company determined the initial fair value of the embedded conversion feature for the notes to be $237,953. The Company recorded a corresponding debt discount of $190,000 and non cash financing expense of $47,953 for the nine months ended August 31, 2021, the Company recorded $23,483 in the amortization expense, the ending balance of amortization carry value is $166,517. As of August 31, 2021, the Company recorded a loss on derivatives of $775, the fair value of derivative liability amounted to $237,178.

Note L: DERIVATIVE LIABILITY

The company assessed the classification of its derivative financial instruments as of August 31, 2021, which consist of convertible promissory note and rights to share of the Company’s common stock and determined that such derivatives meet the criteria for liability classification.

The following table presents the activity related to the conversion feature derivative liability:

Derivative liabilities as of December 1, 2020	$-
Derivative liabilities originated during the period	237,953
Change in fair value of derivative liabilities	(775)
Derivative liabilities as of August 31, 2021	$237,178

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

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
August 31, 2021
(Unaudited)

Note M: NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS (CONTINUED)

	Three Months Ended		Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Numerator:
Net loss	$(207,261)	$(379,053)	$(1,136,142)	$(1,057,340)

Denominator:
Weighted-average basic shares outstanding	30,709,948	29,842,376	30,549,157	29,431,400
Effect of dilutive securities
Weighted-average diluted shares	30,709,948	29,842,376	30,549,157	29,431,400

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.04)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Convertible preferred stock (as converted)	25,250	22,849	864,171	767,848
Common stock warrants (as exercised)	(555,252)	(502,961)	3,952,651	4,270,743
Total	(530,002)	(480,112)	4,816,822	5,038,591

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

Activities to date

We incorporated in the state of Nevada on May 12, 2011. For the nine months ended August 31, 2021, we generated minimal revenues and continue to operate at a loss. Our activities have centered on the design and engineering of peripherals in the video gaming, music, and smart TV sector.

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

DXT applied to the U.S. PTO for a patent of its Multi Video Game Changer. The agency assigned an application number of 12/543296 to its application, which was published on February 25, 2010. The proposed 10 disk Video Game Changer is designed to interface directly with Sony PS3®, Nintendo Wii®, and Microsoft Xbox 360®. The Company anticipates incorporating Blu-Ray® compatible optics technology under a license agreement. This would allow users to insert Blu-Ray® discs into the Video Game Changer, and once connected to the video game console, to play movies on television. Sony PS3® is now capable of playing Blu-Ray® discs, but only with a capacity for a single disk. This technology would provide for the loading of up to 10 DVD’s, CD’s or Blu-Ray® discs into a single console that communicates with a video game console via USB. Furthermore, users would be able to plug in any external hard disc drive (“HDD”) directly into the console via an internal ATPI port, allowing movies, music and pictures to be played directly from the HDD.

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

Subsidiaries

We do not have any subsidiaries.

MANAGEMENT’S DISCUSSION AND ANALYSIS

COMPARISON OF THREE MONTHS RESULTS FOR THE QUARTERS ENDED August 31, 2021 and 2020, RESPECTIVELY

Revenues and Gross Profit

For the three months ended August 31, 2021 and 2020, the Company recognized $2,033 and $5,101 in revenue, respectively. Cost of sales for the quarter ended August 31, 2021 was $3,043, leading to a gross loss of $1,010 during the period. In the comparable quarter ended August 31, 2020, revenue was $5,101 and cost of sales was $3,213, resulting in a loss of $1,888.  The Company had an error which caused an overstatement of revenue by approximately $450 during the quarter ended May 31, 2021 and corrected it during this quarter. Additionally, the cost of goods sold includes minimum fees charged by the various sales channels for our products. These factors created the gross loss during this quarter.

Operating Expenses

Operating expenses were $190,396 and $260,206 for the three months ended August 31, 2021 and 2020, respectively. The decrease was primarily due to general and administrative expenses related to office expense and promotion expense.

Other Income and Expenses

During the course of our business, we experienced a gain from foreign currency transactions of $88,347 in the three months period ended August 31, 2021, compared to a loss of $82,933 in the comparable period ended August 31, 2020. These losses and gains are associated with currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Interest expense associated with obligations to related parties was $1,171 and $1,171 in the three months periods ended August 31, 2021 and 2020, respectively.

Interest expense and financing expense associated with non-related party obligations was $55,520 and $1,811 in the three months periods ended August 31, 2021 and 2020, respectively. The increase was primarily due to the Company issued the convertible promissory notes during the six months ended August 31, 2021.

COMPARISON OF NINE MONTHS RESULTS FOR THE QUARTERS ENDED August 31, 2021 and 2020, RESPECTIVELY

Revenues and Gross Profit

For the nine months ended August 31, 2021 and 2020, the Company recognized $ 10,757 and $19,377 in revenue, respectively. Cost of sales for the quarter ended August 31, 2021 was $9,948, leading to a gross profit of $809 during the period. In the comparable quarter ended August 31, 2020, revenue was $19,377 and cost of sales was $15,327, resulting in a gross profit of $4,050.

Operating Expenses

Operating expenses were $894,129 and $867,744 for the nine months ended August 31, 2021 and 2020, respectively. The increase was primarily due to general and administrative expenses related to sponsorship fees.

Other Income and Expenses

During the course of our business, we experienced a loss from foreign currency transactions of $50,931 in the nine months period ended August 31, 2021, compared to a loss of $29,356 in the comparable period ended August 31, 2020. These losses and gains are associated with currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Interest expense associated with obligations to related parties was $3,489 and $3,501 in the nine months periods ended August 31, 2021 and 2020, respectively.

Interest expense and financing expense associated with non-related party obligations was $76,376 and $44,649 in the nine months periods ended August 31, 2021 and 2020, respectively. The decrease was primarily due to the Company recorded the modification of warrants during the three months ended February 29, 2020.

Liquidity and Capital Resources

Other than what is described in this Report, the Company had no material commitments for capital expenditures at August 31, 2021.

On May 25, 2011, Exeo Entertainment, Inc. entered into an exclusive license agreement with Digital Extreme Technologies, Inc. whereby Exeo Entertainment, Inc. will manufacture and market the Extreme Gamer and Zaaz keyboard. Exeo Entertainment, Inc. will pay Digital Extreme Technologies, Inc. a 5% royalty fee on gross sales of both products.

Unless the Royalty Agreement is modified by Psyko Audio Labs Canada and the Company, at January 1, 2016, the Company is obligated to pay minimum monthly royalties of $80,000 (CDN $100,000) per quarter for the remaining term of the contract. No such modification has been made as of the date of this report. The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars. For the nine months ended August 31, 2021 and 2020, the Company made no payments towards this obligation and no royalty invoices have been received from Psyko Audio Labs. Royalty payable was $2,063,391 as of August 31, 2021.

The Company entered into the office lease extension agreement with the landlord in September 2020 for two years and is set to expire on September 30, 2022. The monthly minimum rental payment is $9,162 from October 1, 2020 to September 30, 2021 and $9,391 from October 1, 2021 to September 30, 2022.

Cash Flow Information

On August 31, 2021, the Company had working capital of approximately ($3,064,052). On November 30, 2020, the Company had working capital of approximately $(2,174,998). The decrease in working capital of $889,054 primarily relates to an increase in royalty payable in the amount of $290,473 and accounts payable in the amount of $256,318 during the nine months ending August 31, 2021. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

The Company had cash and cash equivalents of $68,041 and $170,852 at August 31, 2021 and November 30, 2020, respectively. This represents a decrease in cash of $102,811.

Cash used in Operating Activities

The Company used $382,386 of cash for operating activities in the nine months ended August 31, 2021 as compared to using $560,054 of cash for operating activities in the nine months ended August 31, 2020. This decrease in cash used in operating activities, is primarily attributed to increase in net loss, accounts payable, and royalty payable.

Cash used in Investing Activities

The Company used $8,175 of cash for investing activities in the nine months ended August 31, 2021 as compared to using $7,180 of cash for investing activities in the nine months ended August 31, 2020.

Cash Provided by Financing Activities

Financing activities in the nine months ended August 31, 2021 provided $287,750 of cash as compared to providing $571,084 of cash in the nine months ended August 31, 2020. The difference is attributable to the decrease in cash receipts from sales of the Company’s common stock and current year proceeds from convertible notes payable and prior year proceeds from exercise of warrants.

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

As of August 31, 2021, the Company has cumulative losses totaling $13,066,449 and negative working capital of $3,064,052. The Company incurred a net loss of $1,023,341 for the nine months ended August 31, 2021.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal controls over financial reporting are not effective as of August 31, 2021. Other than our two officers, we have no employees or contractors that have the authority to implement any changes in our internal control or financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended August 31, 2021, the Company sold 273,425 shares of common stock for cash totaling $97,750. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. The stock was subscribed for; however, the certificates representing the shares were not issued as of August 31, 2021 and, resultantly, are considered owed as a common stock payable of $114,000. As the date of filing, these common shares have not been issued.

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

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Temporary Hardship Exemption

*101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

*101.SCH	Inline XBRL Taxonomy Extension Schema

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Jeffrey A. Weiland	President and Director	October 21, 2021
Jeffrey A. Weiland

/s/ Robert S. Amaral	Chief Executive Officer,	October 21, 2021
Robert S. Amaral	Treasurer and Director
(Principal Executive and Financial Officer)