Form 10-K
period 2021-11-30
Exeo Entertainment, Inc.
filed 2022-04-15
CIK 1528760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of November 30, 2021, the last business day of the registrant’s most recently completed fiscal year end, is undeterminable. The total number of common stock held by non-affiliates of the registrant as of this date was 13,092,629. The aggregate market value of such securities on November 30, 2021 was determined by the Company to be $12,908,214 based upon the analysis described in further detail in Item 5 of this report.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date, which is January 19, 2022: 30,709,948 Common Shares, 17,000 Series A, and 229,250 Series B Preferred Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference within this report are certain documents previously filed with the Commission within Form S-1, as amended, which was filed on August 16, 2013. Such document(s) are listed in Item 15 of this report.

EXEO ENTERTAINMENT, INC.

FORM 10-K

For the year ended November 30, 2021

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

Psyko® Krypton™ Surround Sound Headphones

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

Recent Sales of Unregistered Securities

Common Stock

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 30,709,948 and 29,853,327 shares issued and outstanding at November 30, 2021 and 2020, respectively.

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

Equity Issuance Costs

We incurred equity issuance costs of $0 and $1,440 for the years ended November 30, 2021 and 2020, respectively. Rather than expense these costs, such items are charged against the Company’s equity. Our employees coordinate various matters associated with the sales of issuer securities to accredited investors. Equity issuance costs include such wages. These costs also include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

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

All shares of redeemable convertible preferred stock have been presented outside of permanent equity in accordance with ASC 480-10, Classification and Measurement of Redeemable Securities. The Company accretes the carrying value of its Series A and B redeemable convertible preferred stock to its estimate of fair value (i.e. redemption value) at period end. The estimated fair value of the Series A and Series B redeemable convertible preferred stock at November 30, 2021 was $180,854 and $2,014,441, respectively.

Stock Warrants Issued to Investors

As of November 30, 2021, there were 3,324,865 warrants outstanding, with a weighted average exercise price of $0.74 per share and the weighted average remaining life is 1.44 years.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS

Comparison of Twelve-Month Results –for the fiscal years ended November 30, 2021 and 2021, respectively

Revenues and Gross Profit

Revenues for the twelve months ended November 30, 2021 and 2020 were $13,737 and $24,745, respectively. Cost of sales for the year ended November 30, 2021 was $12,562, leading to a gross profit of $1,175 during the period. In the comparable year ended November 30, 2010, revenue was $24,745 and cost of sales was $238,504, resulting in a gross loss of $213,759. At November 30, 2021 and 2020, the Company had incurred an accumulated deficit of $13,520,315 and $11,930,308 since inception.

Costs and Expenses

Total operating cost and expenses increased to $1,130,613 for the year ended November 30, 2021 as compared to $1,350,476 for the year ended November 30, 2020. These decreases in the fiscal year ended November 30, 2021, were primarily due to the decreasing costs associated with professional fees and general and administrative costs.

Research and Development Costs

The Company incurred $161 and $60 for research and development costs during the fiscal years ended November 30, 2021 and 2020, respectively. These costs relate to hardware engineering, design and development of the Krankz™ Bluetooth wireless audio headphones, the Zaaz™ Keyboard, the Extreme Gamer®, and the Psyko Krypton™ 5.1 surround sound gaming headphones for personal computers. A similar unit under development connects to current generation video game consoles offered by Nintendo®, Microsoft®, and Sony®.

Other Income and Expenses

During the course of our business, we experienced a loss from foreign currency transactions of $28,876 in the year ended November 30, 2021 as compared to a loss of $43,100 for the year ended November 30, 2020. This loss is due to royalty payments owed to a foreign company.

Interest expense associated with obligations to related parties was $4,648 in the twelve months ended November 30, 2021, compared to $4,660 in the period ended November 30, 2020. Interest expense was $50,370 and $44,701 in the twelve months ended November 30, 2021 and 2020, respectively.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flows.

Liquidity and Capital Resources

Long-Term Debt / Note Payable and Other Commitments

Other than what is described in this Item, the Company had no material commitments for capital expenditures at November 30, 2021 or November 30, 2020.

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

Cash Flow Information

The Company had working capital of approximately $(3,437,734) and a current ratio of 0.02 at November 30, 2021. The Company had working capital of approximately $(2,174,998) and a current ratio of 0.10 at November 30, 2020. The decrease in working capital at November 30, 2021 as compared to November 30, 2020, was primarily due to increase the royalty payable and accounts payable. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

During the year ended November 30, 2021, the Company had cash and cash equivalents of approximately $4,607 as compared to cash and cash equivalents of $170,852 at November 30, 2020. This represents an decrease of $166,245.

Cash used in Operating Activities

The Company used approximately $445,820 of cash for operating activities in the year ended November 30, 2021, as compared to using $710,327 of cash for operating activities in the twelve months ended November 30, 2020.

Cash used for Investing Activities

Investing activities for the year ended November 30, 2021 used approximately $8,175 of cash as compared to using $31,705 of cash in the twelve months ended November 30, 2020.

Cash Provided by Financing Activities

Financing activities for the year ended November 30, 2021, provided $287,750 of cash as compared to providing $815,961 of cash in the twelve months ended November 30, 2020.

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

As of November 30, 2021, the Company has cumulative losses totaling $13,520,315 and negative working capital of $3,437,734. The Company incurred a net loss of $1,439,744 for the year ended November 30, 2021.

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

ITEM 9B. OTHER INFORMATION

Material Contracts

U.S. Distribution Agreement with Global Marketing Partners

As of November 30, 2021, the Company has received no revenue on the following contract with Global Marketing Partners, Inc. On April 30, 2014, the Company entered into a non-exclusive contract with Global Marketing Partners, Inc., a California corporation doing business in Agoura Hills, California (the “Agreement”). The Agreement provides the Company with an avenue for the distribution of its products through various retailers. Global serves as a marketing partner to facilitate and administer the distribution of the Company’s products. A key component includes the introduction of the Company’s products to retailers using the distribution channel operated by Speed Commerce, formerly known as Navarre. The Company hopes to participate in a one-stop shop form of an arrangement via Global to access the retailers via Speed Commerce. Using this arrangement, the Company is not responsible for entering into agreements with each retailer.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and position of each of our directors and executive officers are as follows:

Name	Age	Position
Jeffrey Weiland	57	President and Director
Robert S. Amaral	52	CEO, Treasurer, Secretary and Director

Jeffrey A. Weiland, Age 57, President/Director

Mr. Weiland has over 23 years’ experience in management, sales and marketing, and product development. Mr. Weiland was a Sergeant in the United States Marine Corps and served from 1985 - 1993. Mr. Weiland was awarded several military service medals, including the Navy Achievement Medal, and received various letters of appreciation and meritorious masts, personal commendations, and good conduct medals. He was honorably discharge after serving in Desert Storm. From 1993 - 1997, Mr. Weiland was a metrology supervisor for Gensia Laboratories, LTD/Sicor Pharmaceuticals, based in Irvine California. Mr. Weiland received his Bachelor of Science in Business Management, from the University of Phoenix in 1997. From 1997 - 2003, Mr. Weiland was the National Marketing Director for Guardian Technologies USA based in Irvine, California. From 2003 - 2007, Mr. Weiland was a sole proprietor of Weiland Media, which focused on new product development. From 2008 - 2011, Mr. Weiland devoted 100 percent of his efforts to Digital Extreme Technologies, Inc. Prior to joining our Company, Mr. Weiland had not previously served as an officer or director of any public company.

Robert S. Amaral, Age 52, CEO, Secretary/Treasurer/Director

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our Company at any time during the year ended November 30, 2020, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during the year ended November 30, 2021. The foregoing persons are collectively referred to herein as the “Named Executive Officers.” Compensation information is shown for fiscal years ended November 30, 2021 and 2020, respectively.

SUMMARY COMPENSATION TABLE

		ANNUAL COMPENSATION		LONG TERM COMPENSATION				TOTAL
		Cash	Bonus ($)	Stock Awarded ($)	Stock Options * ($)	Non-Equity Incentive Plan Comp. ($)	All Other Compensation ($)	Total Compensation ($)
Robert Amaral CEO, Treasurer, Secretary.	2021	$78,000	0	0	$-	0	0	$78,000
& Director	2020	$78,000	0	0	$-	0	0	$78,000
Jeffrey Weiland President &	2021	$72,000	0	0	$-	0	0	$72,000
Director	2020	$72,000	0	0	$-	0	0	$72,000

*	Stock Options - Outstanding Equity Awards at 2014 Fiscal Year-End

Pursuant to the 2012 Employees/Consultants Stock Compensation Plan, on July 15, 2012, we granted 2,000,000 shares to each of our two officers and directors. The option agreement provides the employee has no more than five years from the date of the grant to exercise the options at an exercise price of $0.25 per share. The employee may only exercise such options based upon the contracted vesting schedule, which provides that the options vest on a pro-rata basis over 60 months of future services to be rendered by such employee. There were no additional awards through the end of our fiscal year 2021 and 2020.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

Employment Arrangements

As of November 30, 2021, we were a party to employment agreements with Jeffrey A. Weiland (dated June 1, 2015) and Robert S. Amaral (dated June 1, 2015), each of which is described directly below.

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

The percentage ownership information shown in the table below is calculated based on 30,709,948 shares of our common stock issued and outstanding as of January 19, 2022.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2021 and 2020 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2020	2019

Audit fees	$25,031	$24,028
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$25,031	$24,028

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

EXEO ENTERTAINMENT, INC.

TABLE OF CONTENTS

NOVEMBER 30, 2021 AND 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Exeo Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Exeo Entertainment, Inc. (the "Company") as of November 30, 2021, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2022

Lakewood, CO

April 14, 2022

EXEO ENTERTAINMENT, INC.

BALANCE SHEETS

	November 30,	November 30,
	2021	2020
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$4,607	$170,852
Inventory, net	46,693	54,325
Prepaid expenses	15,558	12,558
Accounts Receivable	1,322	645
Total current assets	68,180	238,380

Operating lease right of use asset	91,914	209,200
Property and equipment, net	18,606	29,055
Website development costs, net	23,163	24,525

TOTAL ASSETS	$201,863	$501,160

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Liabilities
Current liabilities
Accounts payable and accrued expenses	$513,637	$182,513
Accrued interest payable - related party	37,391	32,744
Accrued payroll - officers	220,028	203,672
Derivative Liability	416,412	-
Due to related parties	75,000	75,000
Royalty payable	2,120,983	1,772,918
PPP loan payable	29,740	29,740
Operating lease liabilities - current portion	92,723	116,791
Total current liabilities	3,505,914	2,413,378

Long-term liabilities
Convertible promissory notes payable, net	41,719	-
Operating lease liabilities	-	91,559
Total long-term liabilities	41,719	91,559

TOTAL LIABILITIES	3,547,633	2,504,937

Commitments and Contingencies - Note J

Series A redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 17,500 shares issued and outstanding; 0 shares unissued as of November 30, 2021 and 2020 (liquidation preference of $118,175 and $124,601, respectively). Stated at redemption value.	180,855	192,851
Series B redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 229,250 and 234,250 shares issued and outstanding; 2,500 shares unissued as of November 30, 2021 and 2020 (liquidation preference of $1,178,081 and $1,074,852, respectively). Stated at redemption value, net of Treasury Stock (2,500 shares)	2,001,941	1,864,427

Stockholders’ deficit
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares authorized, 17,000 and 17,000 shares issued, respectively	-	-
Convertible Preferred Stock Series B - 12%, $0.0001 par value, 1,000,000 shares authorized, 229,250 and 229,250 shares issued, respectively	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized; 30,709,948 and 29,853,327 shares issued and outstanding, respectively	3,071	2,985
Additional paid-in capital	7,874,678	7,380,018
Stock payable	114,000	486,250
Accumulated deficit	(13,520,315)	(11,930,308)
TOTAL STOCKHOLDERS’ DEFICIT	(5,528,566)	(4,061,055)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$201,863	$501,160

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the years ended
	November 30
	2021	2020
REVENUES	$13,737	$24,745
COST OF GOOD SOLD
Inventory reserve	-	(217,297)
Cost of direct materials, shipping and labor	$(12,562)	(21,207)
GROSS PROFIT (LOSS)	1,175	(213,759)

OPERATING EXPENSES
General and administrative	901,459	1,106,351
Executive compensation	158,178	159,361
Professional fees	50,989	62,112
Depreciation and amortization	19,987	22,652
TOTAL OPERATING EXPENSES	1,130,613	1,350,476

LOSS FROM OPERATIONS	(1,129,438)	(1,564,235)

OTHER EXPENSE
Gain (Loss) from foreign currency transactions	(28,876)	(43,100)
Interest expense - related party	(4,648)	(4,660)
Interest expense and financing expense	(50,370)	(44,701)
Non-cash financing expense	(81,597)	-
Change in favir Value on derivative	(144,815)	-
Other income	-	3,750
TOTAL OTHER EXPENSES	(310,306)	(88,711)

NET LOSS	(1,439,744)	(1,652,946)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	(150,264)	(157,821)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,590,008)	$(1,810,767)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.05)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	30,709,948	29,536,305

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(unaudited)

							Additional			Total
	Series A Preferred Stock		Series B Preferred Stock		Common Shares		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, November 30, 2019	19,500	$177,985	234,250	$1,860,692	29,054,235	$2,905	$6,724,009	$22,500	$(10,119,541)	$(3,370,127)
Cash received for sale of common stock, net of issuance costs	-	-	-	-	460,533	46	342,014	342,500	-	684,560
Cash received for exercise of warrants, net of issuance costs	-	-	-	-	293,819	29	121,882	(10,000)	-	111,911
Stock issued for conversion of preferred stock	-	-	-	-	34,740	4	1	-	-	5
Common stock issued for services	-	-	-	-	10,000	1	8,499	131,250	-	139,750
Adjustment of conversion of preferred stock	-	-	-	-	-	-	139,214	-	-	139,214
Modification of warrants	-	-	-	-	-	-	44,399	-	-	44,399
Dividend of redeemable preferred stock	-	-	-	-	-	-	-	-	-	-
Net loss for the year ended November 30,2020	-	14,866	(5,000)	3,735	-	-	-	-	(1,810,767)	(1,810,767)
Balance, November 30, 2020	19,500	$192,851	229,250	$1,864,427	29,853,327	$2,985	$7,380,018	$486,250	$(11,930,308)	$(4,061,055)
Cash received for sale of common stock, net of issuance costs	-	-	-	-	669,121	67	338,683	(241,000)	-	97,750
Stock issued for conversion of preferred stock	(2,500)	(12,500)	-	-	12,500	1	12,499	-	-	12,500
Stock issued for services	-	-	-	-	175,000	18	131,232	(131,250)	-	-
Modification of series A preferred stock	-	(12,247.00)	-	-	-	-	12,247	-	-	12,247
Dividend of redeemable preferred stock	-	12,750	-	137,513	-	-	-	-	(150,264)	(150,264)
Net loss for the year ended November 30, 2021	-	-	-	-	-	-	-	-	(1,439,744)	(1,439,744)
Balance, November 30, 2021	17,000	180,854	229,250	2,001,940	30,709,948	3,071	7,874,679	114,000	(13,520,316)	(5,528,566)

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the years ended
	November 30
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,439,744)	$(1,652,946)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	19,987	22,652
Non cash financing expense	81,597	-
Non cash lease expense	1,659	1,350
Change in fair value of derivative liability	144,815	-
Discount on convertible notes payable	41,719	-
Shares issued for services	-	139,750
Modification of warrants	-	44,399
Inventory reserve	-	217,297
Changes in assets and liabilities
Decrease (Increase) in accounts receivable	(677)	(645)
Decrease (Increase) in prepaid expenses	(3,000)	38,921
Decrease (Increase) in inventory	7,632	12,874
(Decrease) Increase in accounts payable and accrued expenses	331,124	101,386
Increase in accrued interest - related party	4,647	4,660
Increase in accrued payroll - officers	16,356	18,722
Increase in royalty payable	348,065	341,253
Net Cash Used in Operating Activities	(445,820)	(710,327)

CASH FLOWS FROM INVESTING ACTIVITIES
Website development	(8,175)	(24,525)
Acquisition of property and equipment	-	(7,180)
Cash Flows Used in Investing Activities	(8,175)	(31,705)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	97,750	684,560
Proceeds from exercise of warrants	-	111,911
Proceeds from converitble notes payable	190,000	-
Proceeds from loan payable	-	29,740
Payments on notes payable - auto loan	-	(10,250)
Cash Flows Provided by Financing Activities	287,750	815,961

Net change in cash and cash equivalents	(166,245)	73,929

Cash and cash equivalents, beginning of the period	170,852	96,923

Cash and cash equivalents, end of the period	$4,607	$170,852

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Cash paid for interest	$-	$-
Cash Paid for income taxes	$-	$-
Non-cash financing activities:
Conversion of preferred stock	$12,500	$139,219
Dividend of redeemable preferred stock	$112,801	$157,821

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2021 and 2020

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

November 30, 2021 and 2020

Note A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1. The total amount of the Company’s investment classified as Level 3 is from the derivative liabilities.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of November 30, 2021 and 2020 because of the relative short term nature of these instruments.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of November 30, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities

Derivative liabilities	$-	$-	$416,412	$237,178	,

As of November, 2021, the Company’s stock price was $0.25, discount rate of 0.52% and a volatility of 129.25%.

Inventory

The value of the Company’s inventory was $46,693 and $54,325 as of November 30, 2021 and 2020, respectively. Inventory is carried at the lower of cot and estimated net realizable value, with cost being determined using the first-in first out (FIFO) method. The Company establishes reserves for estimated excess, obsolete and slow-moving inventory equal to the difference between the cost of inventory and estimated net realizable value of the inventory based on estimated reserve percentage, which considers historical usage known trends, inventory age and market conditions. When the Company disposes the excess, obsolete and slowing moving inventories, the related disposals are charged against the inventory reserve. See Note B for additional information.

As of November 30, 2021 and 2020, the Company recorded an inventory reserve of $217,297 and $217,297, respectively.

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

As of November 30, 2021, the Company had accounts receivable of approximately 100% from two customers.

Allowance for Uncollectible Accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was $0 and no allowance for doubtful customer receivables at November 30, 2021 and 2020, respectively.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2021 and 2020

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

Impairment of Long-Lived Assets

The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. No impairments were recorded at November 30, 2021 and 2020. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

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

For the years ended November 30, 2021 and 2020, the Company recognized $13,737 and $24,745 in revenue, respectively.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2021 and 2020

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

The Company’s bank accounts are deposited in insured institutions. The maximum insured by the FDIC per bank account is not an issue here since the Company’s bank accounts do not bear any interest and the FDIC limits far exceed balances on deposit. The Company’s funds were held in a single account. At November 30, 2021 and 2020, the Company’s bank balance did not exceed the insured amounts.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2021 and 2020

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. At November 30, 2021 the Company has an accumulated deficit of $13,520,315. For the year ended November 30, 2021, the Company had a net loss of $1,439,744, and a working capital deficiency of $3,437,734. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2021 and 2020

Note A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Note B: INVENTORIES

The value of inventory was $46,693 and $54,325 as of November 30, 2021 and 2020, respectively, and consists of 100% of finished goods.

Inventory reserves are established for estimated excess, obsolete and slow-moving inventory equal to the difference between the cost of the inventory and estimated net realizable value of the inventory on estimated reserve percentage, which considers historical usage, known trends, inventory age and market conditions. The Company has established an allowance for slow moving inventory. As of November 30, 2021, and 2020, the inventory reserve was $217,297 and $217,297, respectively.

	November 30, 2021	November 30, 2020
Headphones	$60,627	$67,310
Licensed Ford Accessories	203,363	204,312
Total inventory	263,990	271,622
Less: inventory reserve	(217,297)	(217,297)
Inventory, net	$46,693	$54,325

Note C: PROPERTY AND EQUIPMENT

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

The Company owned property and equipment, recorded at cost, which consisted of the following at November 30, 2021 and 2020:

	November 30, 2021	November 30, 2020
Furniture and fixtures	$22,267	$22,267
Office & computer equipment	84,162	84,162
Vehicles	101,944	101,944
Subtotal	208,373	208,373
Less: Accumulated depreciation	(189,767)	(179,318)
Property and equipment, net	$18,606	$29,055

Depreciation expense was $19,987 and $22,652 for the years ended November 30, 2021 and 2020, respectively.

Note D: RESEARCH AND DEVELOPMENT COSTS

The Company incurred $161 and $60 for research and development costs for the years ended November 30, 2021 and 2020, respectively. These costs relate to hardware engineering, design and development of the Krankz™ and Krankz Maxx™ Bluetooth Wireless Headset and the Psyko Krypton® surround sound gaming headphones for personal computers.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2021 and 2020

Note E: PREPAID EXPENSES

At November 30, 2021 and 2020, the balance of prepaid expenses on the balance sheet of the Company is $15,558 and $12,558, respectively.

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

Note G: COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 30,709,948 and 29,853,327 shares issued and outstanding at November 30, 2021 and 2020, respectively.

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

On December 19, 2019, the Company received $10,000 for the exercise of warrants. The stock was considered owed as a common stock payable as of February 29, 2020. On April 17, 2020, the Company has issued 20,000 shares out of stock payable related to exercise of warrants.

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

November 30, 2021 and 2020

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

November 30, 2021 and 2020

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

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2021 and 2020

Note H: STOCK OPTIONS AND WARRANTS

Stock-Based Compensation to Employees

During the years ended November 30, 2021 and 2020, the Company had not issued stock based compensation to employees.

Stock Warrants Issued to Investors

As of November 30, 2021, there were 3,324,865 warrants outstanding, with a weighted average exercise price of $0.74 per share and the weighted average remaining life is 1.44 years.

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

The following is a summary of the status of all of the Company’s stock warrants as of November 30, 2021 and 2020, and the changes for the years ended November 30, 2021 and 2020.

	# of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at November 30, 2019	5,133,482	$ 0.66	1.19
Granted	1,509,536	$ 0.82	2.27
Exercised	(273,819)	$ 0.98	-
Cancelled	(1,709,769)	$ 1.01	-
Outstanding at November 30, 2020	4,659,430	$ 0.75	1.32
Granted	426,850	$ 0.57	2.77
Cancelled	(1,761,415)	$ 0.94	-
Outstanding at November 30, 2021	3,324,865	$ 0.74	1.44
Exercisable at November 30, 2021	3,324,865	$ 0.74	1.44

Note I: PREFERRED STOCK

Issuances of Series A Convertible Preferred Stock

The Company has 17,000 and 19,500 shares of its $0.0001 par value preferred stock Series A issued and outstanding as of November 30, 2021 and 2020, respectively.

Since March 3, 2014, the Company has not offered or sold any Series A Convertible Preferred Stock and has no intent to do so during fiscal years ended November 30, 2021 and 2020.

Issuances of Series B Convertible Preferred Stock

The Company has 229,250 and 229,250 shares of its $0.0001 par value preferred stock Series B issued and outstanding as of November 30, 2021 and 2020, respectively.

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

November 30, 2021 and 2020

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

The estimated fair value of the Series A and Series B redeemable convertible preferred stock at November 30, 2021 was $180,854 and $2,014,441, respectively.

The estimated fair value of the Series A and Series B redeemable convertible preferred stock at November 30, 2020 was $192,851 and $1,876,927, respectively.

We incurred equity issuance costs of $0 and $0 for the years ended November 30, 2021 and 2020, respectively. Rather than expense these costs, such items are charged against the Company’s equity. Our employees coordinate various matters associated with the sales of issuer securities to accredited investors. Equity issuance costs include such wages. These costs also include mailing, copying, courier, and other miscellaneous costs associated with the duplication and delivery of our offering circular to investors and paying for the return delivery of signed stock subscription agreements.

Note J: RELATED PARTY TRANSACTIONS

Notes Payable to Officer

An officer received promissory notes from the Company in exchange for loans from the officer for $85,000. The terms of the notes provide that the Company shall repay the principal of each note in full within nine months of the date of each note. In addition, the Company is obligated to pay interest at a flat rate of 6.00% upon maturity of each note. At the sole discretion of the officer, the notes may be extended for an additional nine-month term. The Officer agreed to extend the notes for an additional nine-month period. The maturity dates after the extensions are reflected below. In November 2015, the Company made a $10,000 payment to an officer towards the entire principal of one note dated December, 2013. The Company made no payment towards $37,391 accrued interest.

Date of Each Note	Amount of Each Note	Accrued Interest through the Maturity Date	Maturity Date of Each Note
December 30, 2013	$ 25,000	$ 6,804	September 29, 2016
January 24, 2014	$ 50,000	$11,983	October 23, 2016

Compensation of Officers

The Company entered into officer compensation agreements with two officer/directors. The amount paid to the two officers in total was $158,178 and $159,361 during the years ended November 30, 2021 and 2020, respectively.

Note K: COMMITMENTS AND CONTINGENCIES

Royalty Payable Obligation

At January 1, 2015, the Company is obligated to pay minimum monthly royalties of approximately $80,000 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract. The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars. Royalty payable was $2,120,983 and $1,772,918 as of November 30, 2021 and 2020. For the years ended November 30, 2021 and 2020, royalty expense and the related gain/(loss) on foreign currency transactions were ($28,876) and ($43,100), respectively.

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2021 and 2020

Note L: LEASES

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

The components of lease cost are as follows:

For the year ended November 30, 2021
Operating lease cost	$124,697
Total lease cost	$124,697

The following table discloses the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of November 30, 2020:

For the year ended November 30, 2020
Remaining lease term – operating leases (years)	0.83
Incremental borrowing rate	5.57%

EXEO ENTERTAINMENT, INC.

Notes to Financial Statements

November 30, 2021 and 2020

Note L: LEASES (CONTINUED)

As of November 30, 2021, the Company had the following future minimum operating lease payments:

Fiscal Year
2021	$9,391
2022	84,521
Total lease payments	93,912
Adjusted for interest	1,929
Total lease obligation	$95,841

Note M: LOAN PAYABLE

On May 26, 2020, the Company executed the Paycheck Protection Loan (“Loan”) with Wells Fargo Bank for $29,740. The loan is due on May 26, 2022. The Company agreed the loan bears interest at 1% per annum. The Company needs to pay $1,252.09 monthly payment starting at November 26, 2020. The accrued interest is $307 as of November 30, 2021. The Company believes current economic uncertainty relating to the Coronavirus crisis makes the loan necessary to support our ongoing operations. The Company anticipates that the entire balance of the loan will be forgiven based on our disbursements of payroll and rent.

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

Under ASC 815-15 - “Derivatives and Hedging”, the Company determined that the convertible feature of the note should be classified as a derivative liability with a corresponding amount recorded as a debt discount. The Company determined the initial fair value of the embedded conversion feature for the notes to be $416,412. The Company recorded a corresponding debt discount of $190,000 and non cash financing expense of $81,597 for the year ended November 30, 2021, the Company recorded $41,719 in the amortization expense, the ending balance of amortization carry value is $148,281. As of November 30, 2021, the Company recorded a gain on derivatives of $144,815, the fair value of derivative liability amounted to $416,412.

Note O: DERIVATIVE LIABILITY

The company assessed the classification of its derivative financial instruments as of November 30, 2021, which consist of convertible promissory note and rights to share of the Company’s common stock and determined that such derivatives meet the criteria for liability classification.

The following table presents the activity related to the conversion feature derivative liability:

Derivative liabilities as of December 1, 2020	$-
Derivative liabilities originated during the period	271,597
Change in fair value of derivative liabilities	144,815
Derivative liabilities as of August 31, 2021	$416,412

The Company uses the lattice model for valuing their derivative liabilities.

Note P: SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 15(B) Exhibits

INDEX TO EXHIBITS

Exhibit	Description

3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Bylaws (1)
3.4	Certificate of Designation (for Series A Preferred Stock) (1)
3.5	Certificate of Designation for Series B Convertible Preferred Stock (2)
10.1	Employment Agreement (Jeffrey Weiland, President) (1)
10.2	Employment Agreement (Robert S. Amaral, CEO) (1)
10.3	Consulting Agreement (Hildebrandt Consulting) (1)
10.4	Exclusive License Agreement (Psyko Audio Labs) (1)
10.5	Exclusive License Agreement (Digital Extreme Technologies, Inc.) (1)
10.6	Project Management Agreement (Elite Product Management) (1)
10.7	2012 Employees/Consultants Stock Compensation Plan Agreement (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.1	Press release issued on September 12, 2014 (3)

(1)	Not filed herewith, but this exhibit is incorporated by reference. Previously filed as an exhibit to Exeo Entertainment, Inc.’s Form S-1 filed with the Commission on August 16, 2013, as amended.

(2)	Not filed herewith, but this exhibit is incorporated by reference. Previously filed as an exhibit to Exeo Entertainment, Inc.’s Form 10-K filed with the Commission on March 13, 2014.

(3)	Not filed herewith, but this exhibit is incorporated by reference. Previously filed as an exhibit 99.1 to Exeo Entertainment, Inc.’s Form 10-Q filed with the Commission on October 6, 2014.

Item 15(c) Reports on Form 8-K

None.

Press Releases

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Jeffrey A. Weiland	President and Director	April 14, 2022
Jeffrey A. Weiland

/s/ Robert S. Amaral	Chief Executive Officer,	April 14, 2022
Robert S. Amaral	Treasurer and Director
(Principal Executive and Financial Officer