Form 10-Q/A
period 2021-08-31
Exeo Entertainment, Inc.
filed 2022-08-09
CIK 1528760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to EXEO Entertainment, Inc.’s Quarterly Report on Form 10-Q for the period ended August 31, 2021, filed with the Securities and Exchange Commission on October 21, 2021 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and a couple of immaterial typos were updated.

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

EXEO ENTERTAINMENT, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	August 31	November 30,
	2021	2020
ASSETS

Current Assets
Cash and cash equivalents	$68,041	$170,852
Inventory, net	47,983	54,325
Prepaid expenses	27,053	12,558
Accounts Receivable	322	645
Total current assets	143,399	238,380

Operating lease right of use asset	120,452	209,200
Property and equipment, net	21,218	29,055
Website development costs, net	25,888	24,525

TOTAL ASSETS	$310,957	$501,160

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Liabilities
Current liabilities
Accounts payable and accrued expenses	$438,831	$182,513
Accrued interest payable - related party	36,233	32,744
Accrued payroll - officers	216,512	203,672
Derivative Liability	237,178
Due to related parties	75,000	75,000
Royalty payable	2,063,391	1,772,918
PPP loan payable	29,740	29,740
Operating lease liabilities - current portion	110,566	116,791
Total current liabilities	3,207,451	2,413,378

Long-term liabilities
Convertible promissory notes payable, net	23,483	-
Operating lease liabilities	9,391	91,559
Total long-term liabilities	32,874	91,559

TOTAL LIABILITIES	3,240,325	2,504,937

Commitments and Contingencies - Note J

Series A redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 17,500 shares issued and outstanding; 0 shares unissued as of August 31, 2021 and November 30, 2020 (liquidation preference of $118,175 and $124,601, respectively). Stated at redemption value.	177,676	192,851
Series B redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 229,250 and 234,250 shares issued and outstanding; 2,500 shares unissued as of August 31, 2021 and November 30, 2020 (liquidation preference of $1,178,081 and $1,074,852, respectively). Stated at redemption value, net of Treasury Stock (2,500 shares)	1,967,656	1,864,427

Stockholders’ deficit
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares authorized, 17,000 and 19,500 shares issued, respectively	-	-
Convertible Preferred Stock Series B - 12%, $0.0001 par value, 1,000,000 shares authorized, 229,250 and 234,250 shares issued, respectively	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized; 30,709,948 and 29,853,327 shares issued and outstanding, respectively	3,071	2,985
Additional paid-in capital	7,874,679	7,380,018
Stock payable	114,000	486,250
Accumulated deficit	(13,066,449)	(11,930,308)
TOTAL STOCKHOLDERS’ DEFICIT	(5,074,701)	(4,061,055)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$310,957	$501,160

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

EXEO ENTERTAINMENT, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended
	August 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,023,341)	$(937,450)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	14,650	16,941
Financing expense resulting from derivative valuation	47,953	-
Non cash lease expense	355	3,323
Change in fair value of derivative liability	(776)	-
Discount on convertible notes payable	23,483	-
Shares issued for services	-	8,500
Modification of warrants	-	42,399
Changes in assets and liabilities
Decrease (Increase) in accounts receivable	323	25,921
Decrease (Increase) in prepaid expenses	(14,495)	(671)
Decrease (Increase) in inventory	6,342	11,329
(Decrease) Increase in accounts payable and accrued expenses	256,318	(1,529)
Increase in accrued interest - related party	3,489	3,501
Increase in accrued payroll - officers	12,840	14,124
Increase in royalty payable	290,473	221,558
Net Cash Used in Operating Activities	(382,386)	(560,054)

CASH FLOWS FROM INVESTING ACTIVITIES
Website development	(8,175)	-
Acquisition of property and equipment	-	(7,180)
Cash Flows Used in Investing Activities	(8,175)	(7,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	97,750	358,500
Proceeds from exercise of warrants	-	190,470
Proceeds from convertible notes payable	190,000
Proceeds from loan payable	-	29,740
Payments on notes payable - auto loan	-	(7,626)
Cash Flows Provided by Financing Activities	287,750	571,084

Net change in cash and cash equivalents	(102,811)	3,850

Cash and cash equivalents, beginning of the period	170,852	96,923

Cash and cash equivalents, end of the period	$68,041	$100,773

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Cash paid for interest	$-	$-
Cash Paid for income taxes	$-	$-
Non-cash financing activities:
Conversion of preferred stock	$24,747	$-
Dividend of redeemable preferred stock	$112,801	$119,890

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

Under ASC 815-15 - “Derivatives and Hedging”, the Company determined that the convertible feature of the note should be classified as a derivative liability with a corresponding amount recorded as a debt discount. The Company determined the initial fair value of the embedded conversion feature for the notes to be $237,953. The Company recorded a corresponding debt discount of $190,000 and non cash financing expense of $47,953 for the nine months ended August 31, 2021, the Company recorded $23,483 in the amortization expense, the ending balance of amortization carry value is $166,517. As of August 31, 2021, the Company recorded a loss on derivatives of $776, the fair value of derivative liability amounted to $237,178.

Note L: DERIVATIVE LIABILITY

The company assessed the classification of its derivative financial instruments as of August 31, 2021, which consist of convertible promissory note and rights to share of the Company’s common stock and determined that such derivatives meet the criteria for liability classification.

The following table presents the activity related to the conversion feature derivative liability:

Derivative liabilities as of December 1, 2020	$-
Derivative liabilities originated during the period	237,954
Change in fair value of derivative liabilities	(776)
Derivative liabilities as of August 31, 2021	$237,178

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

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Jeffrey A. Weiland	President and Director	August 1, 2022
Jeffrey A. Weiland

/s/ Robert S. Amaral	Chief Executive Officer,	August 1, 2022
Robert S. Amaral	Treasurer and Director
(Principal Executive and Financial Officer)