Form 10-Q
period 2022-02-28
Exeo Entertainment, Inc.
filed 2022-08-09
CIK 1528760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

or

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

As of the July 29, 2021, there were outstanding 30,709,948 shares of the issuer’s common stock, par value $0.0001 per share. There were also outstanding 17,000 Series A, and 229,250, Series B Preferred Shares of the issuers preferred stock, par value $0.0001 per share.

EXEO ENTERTAINMENT, INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended February 28, 2022 are not necessarily indicative of the results that can be expected for the year ending November 30, 2022.

EXEO ENTERTAINMENT, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	February 28	November 30,
	2022	2021
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$39,995	$4,607
Inventory, net	42,678	46,693
Prepaid expenses	9,725	15,558
Accounts Receivable	1,322	1,322
Total current assets	93,720	68,180

Operating lease right of use asset	64,765	91,914
Property and equipment, net	15,993	18,606
Website development costs, net	20,437	23,163

TOTAL ASSETS	$194,915	$201,863

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Liabilities
Current liabilities
Accounts payable and accrued expenses	$543,263	$513,637
Accrued interest payable - related party	38,538	37,391
Accrued payroll - officers	223,694	220,028
Derivative Liability	477,238	416,412
Due to related parties	75,000	75,000
Royalty payable	2,196,522	2,120,983
PPP loan payable	29,740	29,740
Operating lease liabilities - current portion	65,573	92,723
Total current liabilities	3,649,568	3,505,914

Long-term liabilities
Convertible promissory notes payable, net	73,716	41,719
Total long-term liabilities	73,716	41,719

TOTAL LIABILITIES	3,723,284	3,547,633

Commitments and Contingencies - Note H

Series A redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 17,500 shares issued and outstanding; 0 shares unissued as of February 28, 2022 and November 30, 2021 (liquidation preference of $118,175 and $124,601, respectively). Stated at redemption value.	183,998	180,855
Series B redeemable convertible preferred stock; $0.0001 par value, 1,000,000 shares authorized; 229,250 and 234,250 shares issued and outstanding; 2,500 shares unissued as of February 28, 2022 and November 30, 2021 (liquidation preference of $1,178,081 and $1,074,852, respectively). Stated at redemption value, net of Treasury Stock (2,500 shares)	2,035,848	2,001,941

Stockholders’ deficit
Convertible Preferred Stock Series A - 15%, $0.0001 par value, 1,000,000 shares authorized, 17,000 and 19,500 shares issued, respectively	-	-
Convertible Preferred Stock Series B - 12%, $0.0001 par value, 1,000,000 shares authorized, 229,250 and 234,250 shares issued, respectively	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized; 30,709,948 and 29,853,327 shares issued and outstanding, respectively	3,071	3,071
Additional paid-in capital	7,874,679	7,874,678
Stock payable	114,000	114,000
Accumulated deficit	(13,739,965)	(13,520,315)
TOTAL STOCKHOLDERS’ DEFICIT	(5,748,215)	(5,528,566)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$194,915	$201,863

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	Feb 28
	2022	2021
REVENUES	$7,446	$3,445
COST OF GOOD SOLD
Cost of direct materials, shipping and labor	(5,626)	(3,302)
GROSS PROFIT	1,820	143

OPERATING EXPENSES
General and administrative	146,122	253,953
Executive compensation	39,333	47,374
Professional fees	16,300	15,558
Depreciation and amortization	5,338	3,974
TOTAL OPERATING EXPENSES	207,093	320,859

LOSS FROM OPERATIONS	(205,273)	(320,716)

OTHER EXPENSE
Gain (Loss) from foreign currency transactions	3,120	(53,205)
Interest expense - related party	(1,147)	(1,146)
Interest expense and financing expense	(38,472)	(76)
Non-cash financing expense	(87,418)	-
Change in fair Value on derivative	146,592	-
TOTAL OTHER EXPENSES	22,675	(54,427)

NET LOSS	(182,598)	(375,143)

DIVIDEND OF REDEEMABLE PREFERRED STOCK	(37,051)	(37,051)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(219,649)	$(412,194)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	30,709,948	30,220,428

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
(unaudited)

							Additional			Total
	Series A Preferred Stock		Series B Preferred Stock		Common Shares		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, November 30, 2021	17,000	$180,854	229,250	$2,001,940	30,709,948	$3,071	$7,874,679	$114,000	$(13,520,316)	$(5,528,566)

Dividend of redeemable preferred stock	-	3,144	-	33,908	-	-	-	-	(37,051)	(37,051)

Net loss for the three months ended February 29, 2022	-	0	-	0	-	-	-	-	(182,598)	(182,598)
Balance, February 29, 2022	17,000	183,998	229,250	2,035,848	30,709,948	3,071	7,874,679	114,000	(13,739,965)	(5,748,215)

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
(unaudited)

							Additional			Total
	Series A Preferred Stock		Series B Preferred Stock		Common Shares		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, November 30, 2020	19,500	$192,851	22,950	$1,864,427	29,853,327	$2,985	$7,380,018	$486,250	$(11,930,308)	$(4,061,055)

Cash received for sale of common stock, net of issuance costs	-	-	-	-	669,121	67	338,683	(251,000)	-	87,750

Stock issued for conversion of preferred stock	(2,500)	(12,500)	-	-	12,500	1	12,499	-	-	12,500

Stock issued for services	-	-	-	-	175,000	18	131,232	(131,250)	-	-

Dividend of redeemable preferred stock	-	3,144	-	33,907	-	-	-	-	(37,051)	(37,051)

Net loss for the three months ended February 28, 2021	0	0	0	0	-	-	-	-	(375,143)	(375,143)
Balance, February 28, 2021	17,000	183,495	22,950	1,898,334	30,709,948	3,071	7,862,432	104,000	(12,342,502)	(4,372,999)

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	February 28,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(182,598)	$(375,143)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,338	3,974
Non cash financing expense	87,418	-
Non cash lease expense	-	175
Change in fair value of derivative liability	(146,592)	-
Discount on convertible notes payable	31,997	-
Shares issued for services	-	-
Modification of warrants	-	-
Changes in assets and liabilities
Decrease (Increase) in accounts receivable		323
Decrease (Increase) in prepaid expenses	5,833	(20,162)
Decrease (Increase) in inventory	4,015	2,703
(Decrease) Increase in accounts payable and accrued expenses	29,625	80,288
Increase in accrued interest - related party	1,147	1,146
Increase in accrued payroll - officers	3,666	7,248
Increase in royalty payable	75,539	131,703
Net Cash Used in Operating Activities	(84,612)	(167,745)

CASH FLOWS FROM INVESTING ACTIVITIES
Website development	0	(8,175)
Cash Flows Used in Investing Activities	-	(8,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	-	87,750
Proceeds from exercise of warrants		-
Proceeds from convertible notes payable	120,000	-
Proceeds from loan payable		-
Payments on notes payable - auto loan	-	-
Cash Flows Provided by Financing Activities	120,000	87,750

Net change in cash and cash equivalents	35,388	(88,170)

Cash and cash equivalents, beginning of the period	4,607	170,852

Cash and cash equivalents, end of the period	$39,995	$82,682

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Cash paid for interest	$-	$-
Cash Paid for income taxes	$-	$-
Non-cash financing activities:
Conversion of preferred stock	$-	$12,500
Dividend of redeemable preferred stock	$37,051	$37,051

The accompanying notes are an integral part of these financial statements.

EXEO ENTERTAINMENT, INC.

Notes to Condensed Financial Statements
February 28, 2022
(Unaudited)

Note A: BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended November 30, 2021. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Operating results for the three-month ended February 28, 2022 are not necessarily indicative of the results that may be expected for the year ending November 30, 2022.

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

As of February 28, 2022, the Company has cumulative losses totaling $13,739,965 and negative working capital of $3,555,848. The Company incurred a net loss of $182,598 for the three months ended February 28, 2022. Due to the coronavirus pandemic, the Company has adversely affected our business, which the demand for our products has decreased. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its technology as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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
February 28, 2022
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

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of February 28, 2022 and November 30, 2021 because of the relative short term nature of these instruments.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of February 28, 2022:

	Level 1	Level 2	Level 3	Total
Liabilities

Derivative liabilities	$-	$-	$477,238	$477,238

As of February 28, 2022, the Company’s stock price was $0.23, risk-free discount of 1.44% and a volatility of 189.70%.

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
February 28, 2022
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

Allowance for Uncollectible Accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at February 28, 2022 and November 30, 2021, respectively.

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
February 28, 2022
(Unaudited)

Note B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. No impairments were recorded at February 28, 2022. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

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

For the three months ended February 28, 2022 and 2021, the Company recognized $7,446 and $3,445 in revenue, respectively.

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
February 28, 2022
(Unaudited)

Note B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The maximum insured by the FDIC per bank account is not an issue here since the Company’s bank accounts do not bear any interest and the FDIC limits far exceed balances on deposit. The Company’s funds were held in a single account. At February 28, 2022, the Company’s bank balance did not exceed the insured amounts.

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

Liquidity and Going Concern

The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. At February 28, 2022, the Company has an accumulated deficit of $13,739,965. For the three months ended February 28, 2022, the Company had a net loss of $182,598, and a working capital deficiency of $3,555,848. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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
February 28, 2022
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

Note C: INVENTORIES

The value of inventory was $42,678 and $46,693 as of February 28, 2022 and November 30, 2021, respectively, and consists of 100% of finished goods.

Inventory reserves are established when conditions indicate that the net realizable value is less than costs due to physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. The Company has established an allowance for slow moving inventory. As of February 28, 2022 and November 30, 2021, the inventory reserve was $217,297 and $217,297, respectively.

	February 28, 2022	November 30, 2021
Headphones	$57,014	$60,310
Licensed Ford Accessories	202,962	203,363
Total Inventory	259,976	263,990
Less: inventory reserve	(217,297)	(217,297)
Inventory, net	$42,678	$46,693

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

For the three months ended February 28, 2022, the Company recorded $2,725 in the amortization expense.

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
February 28, 2022
(Unaudited)

Note E: COMMON STOCK

The Company has 100,000,000 shares at $0.0001 par value common stock authorized and 30,709,948 and 29,853,327 shares issued and outstanding at February 28, 2022 and November 30, 2021, respectively.

On June 25, 2020, the Company issued 20,000 shares of common stock for warrants exercise, which was considered owed as a common stock payable.

On July 1, 2020, the Company sold 17,301 shares of common stock to an investor in exchange of $12,500. On January 22, 2021, the 25,000 shares had been issued.

On July 10, 2020, the Company received $60,000 for warrants exercises of 150,000 common shares. The stock was considered owed as a common stock payable as of February 28, 2022. As the date of filing, the shares have not been issued.

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
February 28, 2022
(Unaudited)

Note E: COMMON STOCK (CONTINUED)

On January 12, 2021, the Company sold 113,636 common shares to an investor in exchange of cash $50,000. On January 22, 2021, the shares have been issued.

On January 28, 2021, the Company sold 20,000 common shares in exchange of cash $5,000. The stock was considered owed as a common stock payable as of February 28, 2022. As of the date of filing, the shares have not been issued.

On February 15, 2021, the Company sold 31,289 common shares to an investor in exchange of cash $12,500. The stock was considered owed as a common stock payable as of February 28, 2022. As of the date of filing, the shares have not been issued.

On February 19, 2021, the Company sold 56,000 common shares to an investor in exchange of cash $14,000. The stock was considered owed as a common stock payable as of February 28, 2022. As of the date of filing, the shares have not been issued.

On April 2, 2021, the Company sold 40,000 common shares to an investor in exchange of cash $10,000. The stock was considered owed as a common stock payable as of February 28, 2022. As of the date of filing, the shares have not been issued.

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

Note F: STOCK OPTION AND WARRANTS

During the three months ended August 31, 2020, the Company modified its warrants and recorded an expense of $44,399. The Company received a total of $155,000 for the exercise of warrants. As of February 28, 2022, no warrants were exercised in 2022 and 2021.

Note G: PREFERRED STOCK

Issuances of Series A Convertible Preferred Stock

Since March 3, 2014, the Company has not offered or sold any Series A Convertible Preferred Stock. During the three-month period ended February 28, 2022, there were no issuance during period ended February 28, 2022.

Issuances of Series B Convertible Preferred Stock

During the three months ended February 28, 2022, there were no issuances during the period ended February 28, 2022.

The estimated fair value of the Series A and Series B redeemable convertible preferred stock at February 28, 2022 was $183,998 and $2,035,848, respectively.

The dividends for the three months ended February 28, 2022 and 2021 were $37,051 and $37,051, respectively. No dividends have been paid.

Note H: COMMITMENTS AND CONTINGENCIES

Royalty Payable Obligation

At January 1, 2015, the Company is obligated to pay minimum monthly royalties of approximately $80,000 (CDN $100,000) per quarter for the remaining term of the Psyko Audio Labs contract.   The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.  Royalty payable was $2,196,522 as of February 28, 2022. For the three months ended February 28, 2022 and 2021, royalty expense and the related gain/(loss) on foreign currency transactions were 3,120 and (53,205), respectively.

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
February 28, 2022
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

The Company elected not to recognize a ROU asset and a lease liability for leases with an initial term of twelve months or less and not to separate lease and non-lease components. In addition to minimum lease payments, certain leases require payment of a proportionate share of real estate taxes and certain building operating expenses or payments based on a percentage of sales in excess of a specified base. These variable lease costs are not included in the measurement of the ROU asset or lease liability due to unpredictability of the payment amount and are recorded as a lease expense in the period incurred. The Company’s lease agreements do not contain residual value guarantees or significant restrictions or covenants other than those customary in such arrangements. As of February 28, 2022, the Company did not have material leases that had been signed but not yet commenced.

The Company entered into the office lease extension agreement with the landlord in September 2020 for two years and is set to expire on September 30, 2022. The monthly minimum rental payment is $9,162 from October 1, 2020 to September 30, 2021 and $9,391 from October 1, 2021 to September 30, 2022.

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
February 28, 2022
(Unaudited)

Note I: LEASES (CONTINUED)

The components of lease cost are as follows:

For the three months ended February 28, 2022
Operating lease cost	$28,174
Total lease cost	$28,174

The following table discloses the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of February 28, 2022:

For the three months ended February 28, 2022
Remaining lease term – operating leases (years)	0.58
Incremental borrowing rate	5.57%

As of February 28, 2022, the Company had the following future minimum operating lease payments:

Fiscal Year
2022	65,739
Total lease payments	65,739
Adjusted for interest	904
Total lease obligation	$66,643

Note J: LOAN PAYABLE

On May 26, 2020, the Company executed the Paycheck Protection Loan (“Loan”) with Wells Fargo Bank for $29,740. The loan is due on May 26, 2022. The Company agreed the loan bears interest at 1% per annum. The Company needs to pay $1,252.09 monthly payment starting at November 26, 2020. The accrued interest is $542 as of February 28, 2022. The Company believes current economic uncertainty relating to the Coronavirus crisis makes the loan necessary to support our ongoing operations. The Company anticipates that the entire balance of the loan will be forgiven based on our disbursements of payroll and rent. In January, the Company submitted a application for loan forgiveness.

Note K: CONVERTIBLE PROMISSORY NOTE

On April 27, 2021, the Company issued $15,000 of convertible promissory notes to an individual and/or entity.

On May 3, 2021, the Company issued $12,500 of convertible promissory notes to an individual and/or entity.

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
February 28, 2022
(Unaudited)

Note K: CONVERTIBLE PROMISSORY NOTE (CONTINUED)

On May 5, 2021, the Company issued $10,000 of convertible promissory notes to an individual and/or entity.

On May 17, 2021, the Company issued $5,000 of convertible promissory notes to an individual and/or entity.

On June 9, 2021, the Company issued $10,000 of convertible promissory notes to an individual and/or entity.

On June 28, 2021, the Company issued $5,000 of convertible promissory notes to an individual and/or entity.

On June 30, 2021, the Company issued $20,000 of convertible promissory notes to an individual and/or entity.

On July 6, 2021, the Company issued $50,000 of convertible promissory notes to an individual and/or entity.

On July 16, 2021, the Company issued $12,500 of convertible promissory notes to an individual and/or entity.

On July 16, 2021, the Company issued $50,000 of convertible promissory notes to an individual and/or entity.

On December 9, 2021, the Company issued $50,000 of convertible promissory notes to an individual and/or entity.

On December 20, 2021, the Company issued $12,500 of convertible promissory notes to an individual and/or entity.

On January 10, 2022, the Company issued $12,500 of convertible promissory notes to an individual and/or entity.

On January 26, 2022, the Company issued $20,000 of convertible promissory notes to an individual and/or entity.

On February 25, 2022, the Company issued $20,000 of convertible promissory notes to an individual and/or entity.

On January 28, 2022, the Company issued $5,000 of convertible promissory notes to an individual and/or entity.

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

Under ASC 815-15 - “Derivatives and Hedging”, the Company determined that the convertible feature of the note should be classified as a derivative liability with a corresponding amount recorded as a debt discount. The Company determined the initial fair value of the embedded conversion feature for the notes to be $477,238. The Company recorded a corresponding debt discount of $120,000, for the three month ended February 28, 2022, the Company recorded $31,997 in the amortization expense, the ending balance of amortization carry value is $73,716. As of February 28, 2022, the Company recorded a gain on derivatives of $146,592, the fair value of derivative liability amounted to $477,238.

Note L: DERIVATIVE LIABILITY

The company assessed the classification of its derivative financial instruments as of February 28, 2022, which consist of convertible promissory note and rights to share of the Company’s common stock and determined that such derivatives meet the criteria for liability classification.

The following table presents the activity related to the conversion feature derivative liability:

Derivative liabilities as of December 1, 2021	$416,412
Debt discounts originated during the period	207,418
Change in fair value of derivative liabilities	(146,592)
Derivative liabilities as of February 28, 2022	$477,238

The Company uses the lattice model for valuing their derivative liabilities.

EXEO ENTERTAINMENT, INC.
Notes to Condensed Financial Statements
February 28, 2022
(Unaudited)

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

	Three months Ended
	February 28, 2022	February 28, 2021
Numerator:
Net loss	$(182,598)	$(375,143)

Denominator:
Weighted-average basic shares outstanding	30,709,948	30,220,428
Effect of dilutive securities
Weighted-average diluted shares	30,709,948	30,220,428

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Three months Ended
	February 28, 2022	February 28, 2021
Convertible preferred stock (as converted)	25,250	821,836
Common stock warrants (as exercised)	2,784,610	4,624,213
Total	2,809,860	5,446,049

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

During the month of March and April, 2022, the Company issued additional convertible promissory notes in total of $95,000.

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

Activities to date

We incorporated in the state of Nevada on May 12, 2011. For the three months ended February 28, 2022, we generated minimal revenues and continue to operate at a loss. Our activities have centered on the design and engineering of peripherals in the video gaming, music, and smart TV sector.

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

Subsidiaries

We do not have any subsidiaries.

MANAGEMENT’S DISCUSSION AND ANALYSIS

COMPARISON OF THREE MONTHS RESULTS FOR THE QUARTERS ENDED February 28, 2022 and 2021, RESPECTIVELY

Revenues and Gross Profit

For the three months ended February 28, 2022 and 2020, the Company recognized $7,446 and $3,445 in revenue, respectively. Cost of sales for the quarter ended February 28, 2022 was $5,626, leading to a gross profit of $1,820 during the period. In the comparable quarter ended August 31, 2020, revenue was $3,445 and cost of sales was $3,302, resulting in a loss of $143.

Operating Expenses

Operating expenses were $207,093 and $320,859 for the three months ended February 28, 2022 and 2021, respectively. The decrease was primarily due to general and administrative expenses related to office expense and promotion expense.

Other Income and Expenses

During the course of our business, we experienced a gain from foreign currency transactions of $3,120 in the three months period ended February 28, 2022, compared to a loss of $53,205 in the comparable period ended February 28, 2021. These losses and gains are associated with currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars.

Interest expense associated with obligations to related parties was $1,147 and $1,146 in the three months periods ended February 28, 2022 and 2021, respectively.

Interest expense and financing expense associated with non-related party obligations was $38,472 and $76 in the three months periods ended February 28, 2022 and 2020, respectively. The increased was primarily due to the Company issued the convertible promissory notes during the three months ended February 28, 2022.

Liquidity and Capital Resources

Other than what is described in this Report, the Company had no material commitments for capital expenditures at February 28, 2022.

On May 25, 2011, Exeo Entertainment, Inc. entered into an exclusive license agreement with Digital Extreme Technologies, Inc. whereby Exeo Entertainment, Inc. will manufacture and market the Extreme Gamer and Zaaz keyboard. Exeo Entertainment, Inc. will pay Digital Extreme Technologies, Inc. a 5% royalty fee on gross sales of both products.

Unless the Royalty Agreement is modified by Psyko Audio Labs Canada and the Company, at January 1, 2016, the Company is obligated to pay minimum monthly royalties of $80,000 (CDN $100,000) per quarter for the remaining term of the contract. No such modification has been made as of the date of this report. The company carries the risk of currency exchange rate fluctuations as our royalty obligation under the license agreement is stated in Canadian dollars. For the three months ended February 28, 2022 and 2020, the Company made no payments towards this obligation and no royalty invoices have been received from Psyko Audio Labs. Royalty payable was $2,063,391 as of February 28, 2022.

The Company entered into the office lease extension agreement with the landlord in September 2020 for two years and is set to expire on September 30, 2022. The monthly minimum rental payment is $9,162 from October 1, 2020 to September 30, 2021 and $9,391 from October 1, 2021 to September 30, 2022.

Cash Flow Information

On February 28, 2022, the Company had working capital of approximately ($3,555,848). On November 30, 2021, the Company had working capital of approximately $(3,437,734). The increase in working capital of $118,114 primarily relates to an increase in royalty payable in the amount of $75,539 and accounts payable in the amount of $29,626 during the three months ending February 28, 2022. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next 12 months.

The Company had cash and cash equivalents of approximately $39,995 and $4,607 at February 28, 2022 and November 30, 2021, respectively. This represents a increase in cash of $35,388.

Cash used in Operating Activities

The Company used approximately $84,612 of cash for operating activities in the three months ended February 28, 2022 as compared to using $167,745 of cash for operating activities in the three months ended February 28, 2021. This decrease in cash used in operating activities, is primarily attributed to decrease in net loss, and increase in accounts payable, royalty payable.

Cash used in Investing Activities

The Company used $0 of cash for investing activities in the three months ended February 28, 2022 as compared to using $8,175 of cash for investing activities in the three months ended February 28, 2021.

Cash Provided by Financing Activities

Financing activities in the three months ended February 28, 2022 provided $120,000 of cash as compared to providing $87,750 of cash in the three months ended February 28, 2021. The difference is attributable to the increase in cash receipts from issuance of convertible promissory notes.

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

As of February 28, 2022, the Company has cumulative losses totaling $13,739,965 and negative working capital of $3,555,848. The Company incurred a net loss of $182,598 for the three months ended February 28, 2022.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal controls over financial reporting are not effective as of February 28, 2022. Other than our two officers, we have no employees or contractors that have the authority to implement any changes in our internal control or financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended February 28, 2022, the Company sold 273,425 shares of common stock for cash totaling $97,750. The price per share is equal to eighty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. In addition, for each share of common stock purchased, each investor shall receive two warrants. Warrant A shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. Warrant B shall provide the investor the right to purchase one additional share of the Company’s common stock equal to one hundred twenty-five percent of the average daily “Ask Price” as quoted on the OTC Electronic Bulletin Board Quotation System for the ten trading days immediately preceding the Closing. The stock was subscribed for; however, the certificates representing the shares were not issued as of February 28, 2022 and, resultantly, are considered owed as a common stock payable of $114,000. As the date of filing, these common shares have been issued.

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

EXEO ENTERTAINMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Jeffrey A. Weiland	President and Director	July 29, 2022
Jeffrey A. Weiland

/s/ Robert S. Amaral	Chief Executive Officer,	July 29, 2022
Robert S. Amaral	Treasurer and Director
(Principal Executive and Financial Officer)